Form 10-K
period 2019-12-31
LIV Capital Acquisition Corp.
filed 2020-03-26
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39157

LIV CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39157	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Torre Virreyes
Pedregal No. 24, Piso 6-601
Col. Molino del Rey México, CDMX, 11040

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +52 55 1100 2470

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	LIVK	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LIVKW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one redeemable warrant	LIVKU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2019 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 26, 2020, 8,050,000 Class A ordinary shares, par value $0.0001 per share, and 2,082,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

LIV CAPITAL ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “company” or “our company” are to LIV Capital Acquisition Corp., a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current directors

●	“founders shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor and other holders of our founders shares prior to our initial public offering (including 25,000 founders shares our sponsor transferred thereafter to our initial independent director), but excludes EarlyBirdCapital, Inc. in respect of the representative shares held by it;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on December 10, 2019;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“representative shares” are to the 70,000 Class B ordinary shares that we have issued to EarlyBirdCapital, Inc. (and/or its designees), which representative shares will automatically convert into Class A ordinary shares at the time of our initial business combination;

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is an affiliate of LIV Capital, a private investment firm founded in 2000 in order to make equity investments in high-growth businesses in Mexico or with a significant presence in that country. LIV Capital has a deep history of successfully realizing returns on equity investments in a range of Mexican sectors and companies and investing in various phases of growth and maturity. As a result, LIV Capital has established itself as one of the main investment advisers in the country, raising several institutional funds. Throughout its almost twenty years, LIV Capital has raised, administered and invested in six funds, focusing on Mexican companies and/or companies with a significant presence in Mexico. Humberto Zesati, Alexander R. Rossi and Miguel Ángel Dávila, whom we refer to as our “LIV Capital Directors,” have substantial experience and expertise in the Mexican corporate market where they have served as investors, operators, administrators and advisors. Collectively, our LIV Capital Directors have made private equity investments in more than 20 companies and have transactional experience in more than 35 Mexican companies and 100 Latin American and U.S. companies. Together, our LIV Capital Directors have more than 90 years of professional experience.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search on Mexican target businesses (or non-Mexican target businesses with a significant presence in Mexico). We intend to identify and acquire a business that could benefit from leveraging our extensive operational, capital markets and investment management experience in the Mexican and Latin American markets and that presents the potential for an attractive risk-adjusted return profile under our management. We will seek to capitalize on Mexico’s growing and underinvested sectors, by seeking to meet the capital needs of high potential middle-market companies that are well positioned in the competitive local and regional landscape and that have the potential to thrive as public businesses. LIV Capital has a dedicated operations team that initially assists in due diligence processes and oversees the onboarding of new investments, negotiates with management teams, assess key valuation metrics and develops initiatives to enhance the performance of the invested companies. We anticipate utilizing LIV Capital’s platform to provide us with access to its team, deal prospects and network, along with any necessary resources to aid in the identification, diligence and operational support of a target for our initial business combination.

Mexico currently represents an attractive investment destination, underpinned by stable macroeconomic fundamentals. The country’s US$2.5 trillion economy as of 2018 is globally integrated, with approximately 90% of trade flowing through free trade agreements with 46 countries. From an economic growth perspective, Mexico has delivered consistent results, with positive growth in gross domestic product since 2010. Despite lower oil prices, weak growth in global trade volumes and political uncertainties stemming from the global spread of populist policies, we expect growth to continue in the years ahead. The uncertainties surrounding the end of the North American Free Trade Agreement have subsided substantially as a new treaty called the United States-Mexico-Canada Agreement has been signed by the presidents of the three countries, ratified by Mexico and the United States and is soon expected to replace the North American Free Trade Agreement. While the new trade agreement is pending approval by the legislative branch of Canada, this recent development is likely to reaffirm Mexico’s position as a significant export-oriented manufacturing country and an important supply chain hub for industries ranging from automobiles, to oil & gas and to medical devices. Mexico’s commitment to drive economic growth through global trade is further evidenced by the signing and ratification of the Comprehensive and Progressive Agreement for Trans-Pacific Partnership, whose 11 signatories represent approximately 13.5% of global gross domestic product.

Our LIV Capital Directors share a long collaboration history, having worked together for approximately 21 years. Since its formation in early 2000, LIV Capital has raised six funds totaling $375 million in committed capital, which includes equity funds focused on investing in growth stage companies and a venture capital fund. LIV Capital has become an institutionalized platform with the direction and leadership of our LIV Capital Directors, as well as with the support of highly qualified internal investment, finance, legal, investor relations and support teams, that are integral to the platform’s success.

Notwithstanding the foregoing, the past performance of our LIV Capital Directors and other members of our management team is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Target Business Focus

We intend to focus our search on Mexican target businesses (or non-Mexican target businesses with a significant presence in Mexico). However, we are not limited to companies in this geographic area. We believe that there is a rich opportunity to focus on many Mexican growth-stage businesses that have limited access to credit or other capital sources, and that have high-growth prospects and proven business models and are led by qualified entrepreneurs and/or strong management teams that focus on value creation. This, we believe, will in turn result in the potential for attractive entry valuations and a favorable investment climate for providers of intelligent capital. Mexico is an emerging economy with high rates of growth projected for innovative businesses and relatively scarce equity financing available. We intend to capitalize on this unfulfilled equity demand.

Mexico has established operators seeking access to capital and managerial expertise. We intend to leverage our team’s collective managerial, operational, financial and transactional expertise to build a strong business with competitive advantages to emerge as a leading public company.

We believe that many companies will need a partner that can assist in providing a level of operational and financial expertise to support their growth. Our team includes a variety of professionals who will assist a target business access the public markets. Our team consists of professionals who have decades of experience in capital markets globally.

In addition, we intend to provide not only specific operating expertise, but also strategic, marketing and planning guidance in conjunction with high-level access to relevant industry players. We will seek to play an active role in the institutionalization of the target company, not only in terms of corporate governance and information compliance, but also in strengthening management capacity by leading the selection of key individuals that complement the skills of existing teams. Further, we believe that through our extensive networks and recognized position in the industry, we will also help foster new sales, suppliers and strategic relationship opportunities, including joint ventures, acquisitions and other partnerships that represent significant value creation opportunities for the target company.

Our acquisition plan is to utilize our management team’s networks of potential transaction sources where we believe a combination of our management team’s relationships, knowledge and experience could affect a positive transformation or augmentation of existing businesses or assets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, institutional investors, development banks, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with numerous business combination opportunities.

Notwithstanding the foregoing, effecting a business combination with a company located in Mexico, or another jurisdiction outside of the United States, could subject us to a variety of additional risks that may negatively impact our operations. See the risk factor titled “If we effect a business combination with a company located in Mexico or outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations” for more information on the risks attendant to acquiring a target business. Furthermore, if we determine to acquire a target business located outside of Mexico, the positive aspects of consummating a business combination in Mexico would not be applicable to our business going forward.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet one or more of these criteria and guidelines. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We intend to focus on target businesses that we believe:

●	have the potential to further improve their performance from an active “hands-on” role in strategic, operational and financial direction. We intend to look for targets that have clear opportunities for long-term sustainable growth that may benefit from our transactional, financial, managerial and investment expertise as well as our extensive networks and insights. We believe our management team has the skills and capabilities to enhance companies’ results and intend to develop greater managerial depth and sophistication, facilitate new commercial opportunities and work closely with management in designing and executing growth strategies;

●	have a proven business model with consistent operational performance. We expect to target a business that has significant commercial traction, robust growth potential and has historically exhibited profitability or has a clear path towards profitability;

●	have top-tier proven executive management teams. We intend to seek a target that has an experienced managerial group with a clear vision about how to grow their company based on a successful track record of achieving a relevant market position in their industry;

●	exhibit institutional-level operations and financial controls. We intend to seek a target that has the underlying infrastructure and operations to build a public platform;

●	have durable competitive advantages that are differentiated in the sector. We intend to acquire an asset that not only benefits from secular tailwinds in its respective industry, but also exhibit hard-to-replicate competitive advantages amongst its peers;

●	may benefit from capital markets access. We intend to seek a target that may benefit from being, or has the potential to become, a public company with an increased public profile, enhanced corporate governance and increased access to a more diversified pool of capital; and

●	exhibit unrecognized value and desirable returns on capital. We intend to look for targets that we believe have been undervalued by the marketplace based on our analysis and due diligence review.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. We believe our management team’s extensive contacts, broad industry knowledge and highly regarded experience will yield a robust deal flow from which we may select a target. We will seek to acquire the target on terms and in a manner that leverages our management team’s experience. The potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance value creation with capital preservation. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Significant Activities Since Inception

On December 13, 2019, we consummated our initial public offering of 7,000,000 units. Each unit consists of one Class A ordinary share and one redeemable warrant of the Company, each warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $70,000,000.

Substantially concurrently with the closing of the initial public offering, we completed the private sale of 2,575,000 private warrants to our sponsor at a purchase price of $1.00 per private warrant, generating gross proceeds to us of $2,575,000.

A total of $70,000,000, comprised of $68,425,000 of the proceeds from the initial public offering, including $2,450,000 of the underwriter’s advisory fee in connection with the initial business combination, and $1,575,000 of the proceeds of the sale of the Private warrants was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On December 18, 2019, we consummated the sale of an additional 1,050,000 units that were subject to the underwriter’s over-allotment option at $10.00 per unit, generating gross proceeds of $10,500,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 236,250 private warrants at a price of $1.00 per private warrant, generating total proceeds of $236,250. Following the closing of the over-allotment option and sale of additional private warrants, an aggregate amount of $80,500,000 has been placed in our trust account established in connection with our initial public offering.

Our units began trading on December 11, 2019 on the Nasdaq Capital Market, or Nasdaq, under the symbol “LIVKU.” Commencing on January 14, 2020, the securities comprising the units began separate trading. The ordinary shares and warrants are trading on the Nasdaq under the symbols “LIVK” and “LIVKW,” respectively.

Competitive Strengths

Management Team

We believe that our management team’s extensive relationships and excellent reputation throughout Mexico will enable us to identify business combination opportunities with significant potential upside. We expect that our management team’s more than 90 years of combined experience in a wide variety of industries, when paired with our management team’s ability to consistently perform under varying economic environments in emerging markets, will be a differentiating factor that is highly attractive to potential target companies. In addition, we believe our relationship with LIV Capital, with its deep history of successfully realizing returns on equity investments in a range of Mexican sectors and companies, and investing in various phases of growth and maturity, will enhance our capabilities beyond the management team to source and fulfill business combination opportunities.

Status as a Public Company

We believe that our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees. While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

As of December 31, 2019, the net proceeds from our initial public offering and the private placement of warrants provide us with approximately $80,536,000 that we may use to complete our initial business combination (after payment of offering costs and assuming no shareholder seeks redemption of their shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing, and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our sponsor, officers, directors, promoters and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar business combination with us. Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our final prospectus relating to our initial public offering and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital, Inc. as described elsewhere in the prospectus relating to our initial public offering), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 administrative services fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination, the repayment of the $150,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	the target business’s compliance with U.S. federal law;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 21 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or Class A ordinary shares in our initial public offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 21 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 21-month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 21-month time period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 21 months from the closing of our initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month time frame.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $500,000 from the proceeds of our initial public offering and the sale of the private warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 21 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions that will apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each case, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 21 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 21 months from the closing of our initial public offering or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association will provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Additionally, our amended and restated memorandum and articles of association provides that, prior to our initial business combination, only holders of our founders shares will have the right to vote on the election of directors and that holders of a majority of our founders shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Facilities

We currently maintain our executive offices at Torre Virreyes, Pedregal No. 24, floor 6-601, Col. Molino del Rey, México, CDMX, 11040. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers and do not intend to have more than one full-time employee prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated on October 2, 2019 under the laws of the Cayman Islands and have no operating results, and all of our activities to date have been related to our formation, our initial public offering, and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 21 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 21-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 21 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 21-month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 21 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units Class A ordinary shares and warrants are listed on Nasdaq. Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to such securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private warrants and we have filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 21 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private warrants, as of December 31, 2019, $528,742 were available to us outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 21 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Accordingly, our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within 21 months of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 21 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 21 months from the closing of our initial public offering, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 21 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the completion of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the election of directors prior to completion of our initial business combination. In addition, holders of a majority of our founders shares may remove a member of the board of directors for any reason.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our reasonable best efforts to file a registration statement under the Securities Act covering the issuance of such shares, to use our reasonable best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The holders of the founders shares, private warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founders shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Class A ordinary shares owned by our initial shareholders or their permitted transferees, our private warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its early stages of development or growth, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founders shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of ordinary shares, including 200,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 1,000,000 preferred shares, par value $0.0001. There are 181,088,750 and 17,917,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, and 1,000,000 authorized but unissued preferred shares available for issuance.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 21 months from the closing of our initial public offering or (y) amend the foregoing provisions. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of units, Class A ordinary shares or warrants who or that is for United States federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person (a “U.S. Holder”), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have more than one full-time employee prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We are engaged in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, and they are not prohibited from sponsoring, or otherwise becoming involved with, other blank check companies prior to us completing our initial business combination. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in industries as diverse as financial services, medical technologies, entertainment and IT services. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of December 31, 2019, our sponsor owned an aggregate of 2,012,500 founders shares, which will be worthless if we do not complete an initial business combination. In addition, our sponsor owns 2,811,250 private warrants that will also be worthless if we do not complete a business combination. Each private warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founders shares are identical to the ordinary shares included in the units being sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founders shares have the right to vote on the election of directors and holders of a majority of our founders shares may remove a member of the board of directors for any reason; (2) the founders shares are subject to certain transfer restrictions; (3) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive: (x) their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination (and not seek to sell its shares to us in any tender offer we undertake in connection with our initial business combination); (y) their redemption rights with respect to their founders shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (z) their rights to liquidating distributions from the trust account with respect to any founders shares they hold if we fail to complete our initial business combination within 21 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founders shares will automatically convert into our Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis subject to adjustment pursuant to certain anti-dilution rights and (5) the founders shares are entitled to registration rights. Our directors and officers have also entered into the letter agreement with respect to public shares acquired by them, if any.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 21-month deadline following the closing of our initial public offering nears, which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We expect to need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

EarlyBirdCapital, Inc. may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital, Inc. to assist us in connection with our initial business combination. We will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of our initial business combination in an aggregate amount equal to 3.5% of the total gross proceeds raised in our initial public offering. The representative shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital, Inc. having a conflict of interest when providing the services to us in connection with an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock or shares of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provides that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares upon the closing of our initial public offering (excluding the representative shares), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founders shares, private warrants and other securities held by our initial shareholders, officers and directors.

Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any material amendment entered into in connection with the completion of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private warrants will be sufficient to allow us to complete our initial business combination, because we have not yet negotiated the acquisition of any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our search for a business combination may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations. Additionally, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination may be materially adversely affected.

Our initial shareholders will control the election of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares (excluding the representative shares). In addition, prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, will have the right to vote on the election of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like or as indicated above) for any 20 trading days within a 30 trading-day period commencing on the date they become exercisable and ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founders shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase up to 8,050,000 Class A ordinary shares, at a price of $11.50 per warrant (subject to adjustment as provided in our final prospectus relating to our initial public offering), as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 2,811,250 private warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided in our final prospectus relating to our initial public offering. Our initial shareholders currently hold 2,012,500 founders shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founders shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We will be subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations of various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from our search for a business combination target to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Associated with Acquiring and Operating a Business Outside the United States

If we effect a business combination with a company located in Mexico or outside the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. If we are successful in consummating a business combination with a target business in Mexico, or if we effect a business combination with a company located in another foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States, which could result in uncertainty and/or changes in or to existing trade treaties.

In particular, if we acquire a target business in Mexico, we would be subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Mexico, including changes in laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, including the North American Free Trade Agreement.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to Mexico or another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States or the Cayman Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation may subject us to foreign regulations that could materially and adversely affect our business.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

We currently maintain our executive offices at Torre Virreyes, Pedregal No. 24, floor 6-601, Col. Molino del Rey, México, CDMX, 11040. The cost for the space is included in the up to $10,000 monthly fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “LIVKU,” “LIVK” and “LIVKW,” respectively. Our units commenced public trading on December 11, 2019. Our Class A ordinary shares and warrants began separate trading on January 14, 2020.

(b)	Holders

On March 26, 2020, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of our Class B ordinary shares and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On October 4, 2019, we issued an aggregate of 1,725,000 Class B ordinary shares to the sponsor for an aggregate purchase price of $25,000 (the founder shares). On December 10, 2019, the Company effected a share dividend resulting in there being an aggregate of 2,012,500 founder shares outstanding.

On October 8, 2019, we issued to EarlyBirdCapital, Inc. and its designees an aggregate of 60,000 Class B ordinary shares (the representative shares). On December 10, 2019, the Company effected a share dividend resulting in there being an aggregate of 70,000 Representative Shares outstanding.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors.

With certain limited exceptions, the founders shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom are subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our sponsor purchased 2,575,000 private warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $2,575,000. Each private warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination within 21 months from the closing of our initial public offering, the private warrants will expire worthless. The private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sale of the private warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

A total of $70,000,000, comprised of $68,425,000 of the proceeds from the initial public offering, including $2,450,000 of the underwriter’s advisory fee in connection with the initial business combination, and $1,575,000 of the proceeds of the sale of the private warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On December 18, 2019, we consummated the sale of an additional 1,050,000 units that were subject to the underwriter’s over-allotment option at $10.00 per unit, generating gross proceeds of $10,500,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 236,250 private warrants at a price of $1.00 per private warrant, generating total proceeds of $236,250. Following the closing of the over-allotment option and sale of additional private warrants, an aggregate amount of $80,500,000 has been placed in our trust account established in connection with our initial public offering.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-234799 and File No. 333-235447), dated December 10, 2019, which was declared effective by the SEC on December 10, 2019.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements other than statements of historical fact included in this annual report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this annual report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements whenever they appear in this annual report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in the Cayman Islands on October 2, 2019 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2019 (inception) through December 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from October 2, 2019 (inception) through December 31, 2019, we had a net loss of $67,402, which consisted of operating costs of $103,585 and an unrealized loss on marketable securities held in the Trust Account of $13,602, offset by interest income on marketable securities held in the Trust Account of $49,785.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On December 13, 2019, we consummated the Initial Public Offering of 7,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $70,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,575,000 Private Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $2,575,000.

On December 18, 2019, as a result of the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 1,050,000 Units, at $10.00 per Unit, and the sale of an additional 236,250 Private Warrants, at a price of $1.00 per Private Warrant, generating total gross proceeds of $10,736,250.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Warrants, a total of $80,500,000 was placed in the Trust Account. We incurred $2,256,347 in transaction costs, including $1,811,250 of underwriting fees and $445,097 of other costs.

For the period from October 2, 2019 (inception) through December 31, 2019, cash used in operating activities was $84,321. Net loss of $67,402 was affected by interest earned on marketable securities held in the Trust Account of $49,785, an unrealized loss on marketable securities of $13,602 and changes in operating assets and liabilities, which provided $19,264 of cash.

As of December 31, 2019, we had cash and marketable securities held in the Trust Account of $80,536,183. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2019, we had cash of $528,742. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on December 10, 2019 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

We engaged EarlyBirdCapital as an advisor in connection with our Business Combination to assist in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $2,817,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at our sole discretion to other FINRA members that assisted in identifying and consummating an initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Alexander R. Rossi	51	Chief Executive Officer and Chairman
Alejandro Pérez	38	Deputy Chief Executive Officer
Humberto Zesati	52	Director
Miguel Ángel Dávila	54	Director
José Antonio Solano Arroyo	63	Director
Luis Rodrigo Clemente Gamero	50	Chief Financial Officer
Juan Marco Gutiérrez	60	Director
Carlos Rohm	47	Director
Guillermo Gonzalez	55	Director

Alexander R. Rossi has been the Chairman of our Board of Directors and has served as our Chief Executive Officer since our inception. Since 2006, Mr. Rossi has served as Managing Partner of LIV Capital Group, a leading private investment firm in Mexico. From 1996 to 2006, Mr. Rossi served as Managing Director of Communications Equity Associates, LLC (“CEA”), a merchant and investment bank specializing in the media, communications and technology sectors. Prior to joining CEA, Mr. Rossi held position at Bancomer Securities International, a Mexican Investment Bank, Smith Barney International and PaineWebber Incorporated. Mr. Rossi currently serves on the board of several Mexican companies. Mr. Rossi has an MBA from New York University’s Stern School of Business (1995) and a BA in Economics and Art History from Williams College (1990). We believe Mr. Rossi’s more than 25 years of experience makes him well qualified to serve as a director and Chief Executive Officer.

Humberto Zesati has been a member of our Board of Directors since October 2019. Since 2006, Mr. Zesati has served as Managing Partner of LIV Capital Group. From 1999 to 2006, Mr. Zesati served as Managing Director of Latin Idea.com, LLC, the predecessor of LIV Capital. Prior to founding Latin Idea.com, LLC, Mr. Zesati was Managing Director of Grupo Infinitti, S.A. de C.V., a Mexican real estate company focused on tourism. Mr. Zesati currently serves on the board of several Mexican companies. Mr. Zesati has an MBA from New York University’s Stern School of Business (1996) and a BA in Economics from Universidad Iberoamericana (1992). We believe Mr. Zesati’s more than 20 years of experience makes him well qualified to serve as a director.

Miguel Ángel Dávila has been a member of our Board of Directors since October 2019. Since 2009, Mr. Dávila has served as Managing Partner of LIV Capital. Mr. Dávila founded Cinemex, the largest capitalized venture start-up in Mexican history and a leading Mexican chain of cinemas, in 1993 and served as its Chief Executive Officer until 2008. Prior to founding Cinemex, Mr. Dávila was a Business Analyst of McKinsey & Company, an American worldwide management consulting firm. Mr. Dávila currently serves on the board of several Mexican companies and Endeavor México, a not-for-profit organization leading the high-impact entrepreneurship movement around Mexico and the world. Mr. Dávila has an MBA from Harvard Business School (1993) and a CPA from Instituto Tecnológico Autónomo de México (1989). We believe Mr. Dávila’s more than 25 years of experience makes him well qualified to serve as a director.

José Antonio Solano Arroyo has been appointed as a member of our board of directors in connection with our initial public offering. Since January 2002, Mr. Solano has been general director and shareholder of Diseño y Gestión Empresarial S.C., a company that provides consulting services in Mexico. From January 2002 to April 2016, Mr. Solano served as director and shareholder of Recuperación Crediticia de Mexico S.C., a collection agency. From June 2000 to November 2001, Mr. Solano was the Chief Executive Officer of retail operations at Citibank, Grupo Financiero. From 1992 to May 2000, Mr. Solano acted as Chief Executive Officer of retail operations at Grupo Financiero Serfin, which provides commercial banking services and other financial services to individuals and businesses, and which was later merged into Grupo Financiero Santander Mexicano. From 1990 to 1992, Mr. Solano acted as executive director of private banking investments at Operadora de Bolsa S.A. de C.V., a securities brokerage company. As of the date hereof, Mr. Solano serves on the board of directors and executive committees of several other companies including Central de Corretajes S.A.P.I. de C.V., Industrial and Commercial Bank of China (ICBC) and Concrédito (Fin Útil, S.A. de C.V. SOFOM ENR). During his career, Mr. Solano has also served on the board of directors and executive committees of several other companies including BEPENSA S.A. de C.V., Fondo Nacional de Infraestructura, Grupo Financiero Intercam S.A., Grupo Financiero Interacciones S.A., Buró de Crédito de México SA de C.V., Total System Services de México, S.A. de C.V., Visa International México, S.A. de C.V. and Impulsora del Fondo Mexico, S.C. Mr. Solano received an MA in economics from the University of Boston in 1980, an MA in Economic Policy from the University of Boston in 1981, and a PhD in Economics from the University of Boston in 1982. We believe Mr. Solano’s more than 29 years of experience makes him well qualified to serve as a director.

Luis Rodrigo Clemente Gamero has served as our Chief Financial Officer since October 2019. From 2016 to present, Mr. Gamero has served as Chief Financial Officer of LIV Capital. From 2014 to 2016, Mr. Gamero served as Chief Financial Officer of Grupo Diagnostico Proa, a leading medical diagnosis and clinical analysis laboratories company in Mexico. Mr. Gamero has been working in finance for 26 years and has acted as Chief Financial Officer in several industries, such as entertainment, retail, gaming, medical diagnosis and clinical analysis laboratories and private equity firms. He has also served on the board of directors and executive committees of several companies including Administradora Mexicana de Hipódromo, S. A de C. V., Impulsora de Centros de Entretenimiento las Américas, S.A.P.I. de C.V., Promociones Recreativas Mexicanas, S.A. de C.V., Calle de Entretenimiento de las Américas, S. A. de C. V., Entretenimiento Recreativo, S. A. de C. V., Entretenimiento Virtual, S. A. de C. V., Hotel de Entretenimiento de las Américas, S. A. de C. V., Centro de Convenciones las Américas, S. A. de C. V., Impulsora Recreativa de Entretenimiento AMH, S. A. de C. V., Juegamax de las Américas, S. A. de C. V., Servicios Administrativos del Hipódromo S. A. de C. V., Servicios Compartidos en Factor Humano Hipódromo S. A. de C. V., Comercializadora de Sortijuegos, S. A. de C. V. Mr. Gamero holds a CPA from Universidad de Guadalajara in Jalisco Mexico (1993) and an MBA from ITAM (2001) in Mexico City. We believe Mr. Gamero’s more than 26 years of experience make well qualified to serve as Chief Financial Officer.

Alejandro J. Pérez Alvarez has served as our Deputy Chief Executive Officer since March 2020. From 2017 to 2020, Mr. Pérez was Director of 414 Capital, a corporate finance advisory firm. From 2016 to 2017, Mr. Pérez served as Director of Mitsubishi UFJ Financial Group, Inc.'s ("MUFG") Representative Office in Mexico, part of MUFG, a global financial institution. Prior to joining MUFG, from 2012 to 2015, Mr. Pérez was a Director at HSBC Securities (USA), part of HSBC, another global financial institution. Mr. Pérez has a B.A. in Financial Administration from ITESM in Mexico City (2004) and an MBA from London Business School (2011). He is also a Charterholder from the Chartered Alternative Investment Analyst (CAIA) Association. We believe Mr. Perez's more than 15 years of experience make him well qualified to serve as Deputy Chief Executive Officer.

Carlos Alberto Rohm Campos has been a member of our Board of Directors since March 2020. Since 2007, Mr. Rohm has been Chief Executive Officer of LCA Capital, a leading family office with ties to Mexico. From 2004 to 2007 Mr. Rohm served as Chief Executive Officer of HSM Americas which provides business management services. Prior to joining HSM Americas, Mr. Rohm was Principal of JPMorgan Partners, a company that provides investment opportunities. From 1995 to 1997, Mr. Rohm was an analyst of Chase Manhattan Bank, a consumer and commercial bank. Mr. Rohm currently serves on the board of directors of several Mexican companies, including Grupo Aeroportuario del Pacifico (GAP), an airport operator in Mexico, and FIBRA Storage, a real estate developer that develops and manages self storage facilities and mini warehouses. Mr. Rohm has a Bachelor's in Business Administration from Universidad de San Andrés, Argentina (1994). We believe Mr. Rohm’s more than 22 years of experience make him well qualified to serve as a director.

Mr. Guillermo González Guajardo has been a member of our Board of Directors since March 2020. Since 2000, Mr. González has been a Partner of Taller de Empresa, S.C., a not-for-profit organization dedicated to the promotion of projects in the education sector. From 1988 to 2000, Mr. González served as Chief Executive Officer of ECE, S.A. de C.V., a corporate conglomerate of companies with business units in the restaurant and retail sectors. Prior to joining ECE, Mr. González was a money market trader of Operadora de Bolsa, S.A. de C.V., a brokerage services firm. Mr. González currently serves on the board of directors of Kimberly Clark de México, S.A.B. de C.V., the Mexican subsidiary of American corporation Kimberly-Clark. Mr. González has a Bachelor of Economics from Instituto Tecnológico Autónomo de México (1988). We believe Mr. González’s more than 20 years of experience makes him well qualified to serve as a director.

Mr. Juan Marco Gutiérrez Wanless has been a member of our Board of Directors since March 2020. Since May 2015, Mr. Gutiérrez has been Managing Director of Anteris Capital, a venture lending fund. From 2004 to 2014, Mr. Gutiérrez served as Chief Executive Officer and Chief Corporate Officer of Grupo Kuo, an industrial conglomerate of companies with business units divided in the chemical, automotive and consumer sectors. Prior to joining Grupo Kuo, Mr. Gutiérrez served as Deputy General Director of Telefónica Móviles México, S.A. de C.V. (Telefónica), which provides radiotelephone communication services. From 1998 to 2002, Mr. Gutiérrez was General Director of Pegaso PCS, a provider of two-way radiotelephone communication services. From 1997 to 1998, Mr. Gutiérrez acted as Managing Director of PROMECAP, a Mexican private equity firm. From 1992 to 1997, Mr. Gutiérrez currently  served as Chief Financial Officer of Grupo Financiero Invermexico (Banco Mexicano, S.A.), a Mexican group of banking and financial institutions. From 1985 to 1991, Mr. Gutiérrez was Chief Financial Officer of Casa de Bolsa Inverlat, a brokerage services firm. Mr. Gutiérrez currently serves on the board of directors and executive committees of several Mexican companies, including Qualitas, S.A.B. de C.V., UNIFIN, S.A.B. de C.V. and Central de Corretajes, S.A.P.I. de C.V. Mr. Gutiérrez has a Bachelor of Science in Mechanical Electrical Engineering from Universidad Anahuac (1981). We believe Mr. Gutiérrez’s more than 34 years of experience make him well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members. Our board of directors is divided into two classes with only one class of directors being elected in each year and each (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors will expire at our first annual meeting of shareholders and the term of office of the second class of directors will expire at our second annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by Nasdaq). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founders shares).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors.

Audit Committee

Our audit committee consists of three members, Mr. Solano, Mr. Gutiérrez and Mr. Rohm. Mr. Solano serves as chairman of the audit committee. We believe that our audit committee complies with the applicable requirements of the Nasdaq.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Mr. Solano qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of three members, Mr. Solano, Mr. Gutiérrez and Mr. Rohm. Mr. Gutiérrez serves as chairman of the compensation committee. We believe that our compensation committee complies with the applicable requirements of the Nasdaq. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

Our nominating committee consists of three members, Mr. Solano, Mr. Gutiérrez and Mr. Rohm. Mr. Rohm serves as chairman of the nominating committee. We believe that our nominating committee complies with the applicable requirements of the Nasdaq. We have adopted a nominating committee charter, which details the purpose and responsibilities of the nominating committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating committee may, in their sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise authority for the purpose for which it is conferred;

●	duty to not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 21 months after the closing of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founders shares will be released from the lock-up. With certain limited exceptions, the private warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a summary of the entities and businesses to which our officers and directors currently have fiduciary duties or contractual obligations:

●	Alexander R. Rossi, Humberto Zesati and Miguel Ángel Dávila currently have fiduciary duties or contractual obligations to LIV Capital (private equity fund manager) and LIV Capital’s current portfolio companies, which include: Screencast (digital-out-of-home advertising), YellowPepper (mobile banking, digital payments and loyalty solutions provider), Ánima Estudios (animation and media company), Logyt (consulting and logistics firm), WOBI (executive education and content firm), CENTRO (higher education institution focused on creativity and design), Boletia (ticket distribution company), Econduce (network of shared electric motor bikes), CENCOR (financial services), Grupo Proa (medical laboratory company), BIVA (stock exchange) and Nubity (cloud management, monitoring and devops as a service company).

●	Humberto Zesati also currently has fiduciary duties or contractual obligations to Special Olympics México (non-for-profit whose mission is to provide year-round sports training and athletic competition for children and adults with intellectual disabilities) and Fóndika (investment funds manager).

●	Miguel Ángel Dávila also currently has fiduciary duties or contractual obligations to Endeavor México (high-impact entrepreneurship network).

●	José Antonio Solano Arroyo currently has fiduciary duties or contractual obligations to Diseño y Gestión Empresarial S.C., Central de Corretajes S.A.P.I. de C.V., Industrial and Commercial Bank of China (ICBC) and Concrédito (Fin Útil, S.A. de C.V. SOFOM ENR).

●	Luis Rodrigo Clemente Gamero currently has fiduciary duties or contractual obligations to LIV Capital.

●	Carlos Rohm currently has fiduciary duties or contractual obligations to LCA Capital, Grupo Aeroportuario del Pacífico and Fibra Storage.

●	Juan Marco Gutierrez currently has fiduciary duties or contractual obligations to Anteris Capital, Qualitas, S.A.B. de C.V., UNIFIN, S.A.B. de C.V. and Central de Corretajes, S.A.P.I. de C.V.

●	Guillermo González Guajardo currently has fiduciary duties or contractual obligations to Taller de Empresa and Kimberly Clark de México, S.A.B. de C.V.

●	Alejandro Pérez currently has fiduciary duties or contractual obligations to LIV Capital.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity chooses not to pursue the opportunity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their founders shares (and their permitted transferees will agree) and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 26, 2020, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of March 26, 2020.

	Class B ordinary shares(2)			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Davidson Kempner Capital Management LP (3)	—		—	450,000	5.59%	4.44%
UBS O’Connor LLC (4)	—		—	425,000	5.28%	4.19%
LIV Capital Acquisition Sponsor, L.P.	2,012,500	(5)	96.64%	—	—	19.86%
Alexander R. Rossi	—		—	—	—	—
Alejandro J. Pérez Alvarez	—		—	—	—	—
Humberto Zesati	—		—	—	—	—
Miguel Ángel Dávila	—		—	—	—	—
José Antonio Solano Arroyo	—		—	—	—	—
Luis Rodrigo Clemente Gamero	—		—	—	—	—
Juan Marco Gutiérrez	—		—	—	—	—
Carlos Rohm	—		—	—	—	—
Guillermo Gonzalez	—		—	—	—	—
All directors and officers as a group (nine individuals)	—		—	—	—	—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Torre Virreyes Pedregal No. 24, Piso 6-601 Col. Molino del Rey, México, CDMX, C.P. 11040.
(2)	Interests shown consist solely of Class B ordinary shares, which will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis, subject to adjustment as described in this Annual Report.
(3)	As of December 31, 2019, as reported on Schedule 13G, Davidson Kempner Partners is a New York limited partnership (“DKP”). MHD Management Co., a New York limited partnership (“MHD”), is the general partner of DKP and MHD Management Co. GP, L.L.C., a Delaware limited liability company, is the general partner of MHD. DKCM (as defined below) is responsible for the voting and investment decisions of DKP. Davidson Kempner Institutional Partners, L.P. is a Delaware limited partnership (“DKIP”). Davidson Kempner Advisers Inc., a New York corporation, is the general partner of DKIP. DKCM is responsible for the voting and investment decisions of DKIP. Davidson Kempner International, Ltd. is a British Virgin Islands business company (“DKIL”). DKCM is the investment manager of DKIL and is responsible for the voting and investment decisions of DKIL. Davidson Kempner Capital Management LP is a Delaware limited partnership and a registered investment adviser with the SEC, acts as investment manager to each of DKP, DKIP and DKIL (“DKCM”). DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Thomas L. Kempner, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, James A. Michaelson and Joshua D. Morris. Messrs. Kempner, Jr. and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL reported herein. The business address of Davidson Kempner Capital Management LP is 520 Madison Avenue, 30th Floor, New York, New York 10022.
(4)	As of December 31, 2019, as reported on Schedule 13, UBS O'Connor LLC is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. The business address of UBS O'Connor LLC is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.
(5)	Messrs. Rossi, Zesati and Dávila are the three managers of our sponsor’s general partner, LIV GP Master, S.A.P.I. de C.V. Any action by our sponsor’s general partner with respect to our company or the founders shares, including voting and dispositive decisions, requires a majority vote of the managers of our sponsor’s general partner. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the managers of our sponsor’s general partner, none of the managers of our sponsor’s general partner is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of Messrs. Rossi, Zesati and Dávila is deemed to have or share beneficial ownership of the founders shares held by our sponsor.

Our initial shareholders beneficially own 20% of the issued and outstanding ordinary shares (excluding the representative shares). Prior to our initial business combination, only holders of our founders’ shares have the right to vote on the election of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our sponsor has purchased an aggregate of 2,811,250 private warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination within 21 months from the closing of our initial public offering, the proceeds of the sale of the private warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the private warrants are held by holders other than our sponsor or its permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.

Transfers of Founders shares and Private Warrants

The founders shares, private warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founders shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and as otherwise described in the final prospectus related to our initial public offering) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private warrants and the respective Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any partners of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of the Cayman Islands or our sponsor’s exempted limited partnership agreement, as amended, upon liquidation of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) and (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founders shares, representative shares, private warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founders shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the founders shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the representative shares, private warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2019, our sponsor purchased an aggregate of 1,725,000 founder shares, for an aggregate purchase price of $25,000, or approximately $0.0145 per share. On December 10, 2019, we effected a share dividend resulting in there being an aggregate of 2,012,500 founders shares outstanding. Our initial shareholders collectively own 20% of our issued and outstanding shares (excluding the representative shares).

Our sponsor has purchased 2,811,250 private warrants for a purchase price of $1.00 per warrant in a private placement simultaneously with the closing of our initial public offering. Each private warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private warrants (including the Class A ordinary shares issuable upon exercise of the private warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

We entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months, our sponsor will be paid up to $10,000 per month ($210,000 in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $150,000 under an unsecured promissory note to be used to pay for a portion of the expenses of our initial public offering. As of December 31, 2019, there was $32,291 outstanding under the promissory note with our sponsor. These loans are currently payable on demand.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

We have adopted a policy for the review, approval or ratification of related party transactions. Also, our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private warrants held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender.

The above payments may be funded using the net proceeds of the initial public offering and the sale of the private warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that José Antonio Solano Arroyo, Juan Marco Gutiérrez, Carlos Rohm and Guillermo González are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from October 2, 2019 (inception) through December 31, 2019 totaled $34,505. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from October 2, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from October 2, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the period from October 2, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the registrant’s Registrant Statement on Form S-1 (Registration No. 333-234799) filed with the SEC on November 20, 2019)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended
4.2	Warrant Agreement, dated December 10, 2019, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
10.1	Letter Agreement, dated December 10, 2019, among the Company and its officers and directors and LIV Capital Acquisition Sponsor, L.P. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
10.2	Investment Management Trust Agreement, dated December 10, 2019, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
10.3	Registration Rights Agreement, dated December 10, 2019, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
10.4	Administrative Services Agreement, dated December 10, 2019, between the Company and LIV Capital Acquisition Sponsor, L.P. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
10.5	Sponsor Warrants Purchase Agreement, dated December 10, 2019, between the Company and LIV Capital Acquisition Sponsor, L.P. (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2020.

LIV Capital Acquisition Corp.

By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Alexander R. Rossi	Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2020
Alexander R. Rossi

/s/ Luis Rodrigo Clemente Gamero	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
Luis Rodrigo Clemente Gamero

/s/ Humberto Zesati	Director	March 26, 2020
Humberto Zesati

/s/ Miguel Ángel Dávila	Director	March 26, 2020
Miguel Ángel Dávila

/s/ José Antonio Solano Arroyo	Director	March 26, 2020
José Antonio Solano Arroyo

/s/ Juan Marco Gutiérrez	Director	March 26, 2020
Juan Marco Gutiérrez

/s/ Carlos Rohm	Director	March 26, 2020
Carlos Rohm

/s/ Guillermo González Guajardo	Director	March 26, 2020
Guillermo González Guajardo

LIV CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
LIV Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LIV Capital Acquisition Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the period from October 2, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from October 2, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 26, 2020

LIV CAPITAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2019

ASSETS
Current assets
Cash	$528,742
Prepaid expenses and other current assets	23,017
Total Current Assets	551,759

Marketable securities held in Trust Account	80,536,183
TOTAL ASSETS	$81,087,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$42,281
Promissory note – related party	32,291
Total Current Liabilities	74,572

Commitments

Class A ordinary shares subject to possible redemption, 7,597,922 shares at redemption value	76,013,369

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 452,078 issued and outstanding (excluding 7,597,922 shares subject to possible redemption)	45
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding	208
Additional paid in capital	5,067,150
Accumulated deficit	(67,402)
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,087,942

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 2, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Operating and formation costs	$103,585
Loss from operations	(103,585)

Other income (expense):
Interest income	49,785
Unrealized loss on marketable securities held in Trust Account	(13,602)
Other income, net	36,183

Net loss	$(67,402)

Weighted average shares outstanding, basic and diluted (1)	1,942,559

Basic and diluted net loss per ordinary share (2)	$(0.05)

(1)	Excludes an aggregate of 7,597,922 shares subject to possible redemption at December 31, 2019.

(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $34,150 for the period from October 2, 2019 (inception) through December 31, 2019 (see Note 2).

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 2, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – October 2, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares	—	—	2,012,500	201	24,799	—	25,000

Issuance of Representative Shares	—	—	70,000	7	862	—	869

Sale of 8,050,000 Units, net of underwriting discounts and offering expenses	8,050,000	805	—	—	78,242,848	—	78,243,653

Sale of 2,811,250 Private Warrants	—	—	—	—	2,811,250	—	2,811,250

Ordinary shares subject to possible redemption	(7,597,922)	(760)	—	—	(76,012,609)	—	(76,013,369)

Net loss	—	—	—	—	—	(67,402)	(67,402)

Balance – December 31, 2019	452,078	$45	2,082,500	$208	$5,067,150	$(67,402)	$5,000,001

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 2, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Cash Flows from Operating Activities:
Net loss	$(67,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(49,785)
Unrealized loss on marketable securities held in Trust Account	13,602
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,017)
Accounts payable and accrued expenses	42,281
Net cash used in operating activities	(84,321)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(80,500,000)
Net cash used in investing activities	(80,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from issuance of Representative Shares	6
Proceeds from sale of Units, net of underwriting discounts paid	78,688,750
Proceeds from sale of Private Warrants	2,811,250
Proceeds from promissory note - related party	60,000
Repayment of promissory note – related party	(27,709)
Payment of offering costs	(444,234)
Net cash provided by financing activities	81,113,063

Net Change in Cash	528,742
Cash – October 2, 2019 (inception)	—
Cash – Ending	$528,742

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$76,034,560
Change in value of ordinary shares subject to possible redemption	(21,191)
Issuance of Representative Shares	$863

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LIV Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on Mexican target businesses (or non-Mexican target businesses with a significant presence in Mexico). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from October 2, 2019 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on December 10, 2019. On December 13, 2019, the Company consummated the Initial Public Offering of 7,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $70,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,575,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to LIV Capital Acquisition Sponsor, L.P. (the “Sponsor”), generating gross proceeds of $2,575,000, which is described in Note 4.

Following the closing of the Initial Public Offering on December 13, 2019, an amount of $70,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On December 16, 2019, the underwriter notified the Company of its intention to fully exercise its over-allotment option on December 18, 2019. As such, on December 18, 2019, the Company consummated the sale of an additional 1,050,000 Units, at $10.00 per Unit, and the sale of an additional 236,250 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $10,736,250. A total of $10,500,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $80,500,000.

Transaction costs amounted to $2,256,347, consisting of $1,811,250 of underwriting fees and $445,097 of other offering costs. In addition, at December 31, 2019, cash of $528,742 was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote and a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its initial business combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) that would affect the ability of holders of Public Shares to convert or sell their shares to the Company in connection with a Business Combination or to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 21 months from the closing of the Public Offering or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until September 13, 2021 (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

Marketable Securities Held in Trust Account

At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s marketable securities are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on marketable securities held in Trust Account in the accompanying statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 10,861,250 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period from October 2, 2019 (Inception) Through December 31,
2019
Net loss	$(67,402)
Less: Income attributable to ordinary shares subject to possible redemption	(34,150)
Adjusted net loss	$(101,552)

Weighted average shares outstanding, basic and diluted	1,942,559

Basic and diluted net loss per ordinary share	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,050,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its over-allotment option to purchase an additional 1,050,000 Units on December 18, 2019. Each Unit consists of one Class A ordinary share and one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 2,575,000 Private Warrants at a purchase price of $1.00 per Private Warrant from the Company in a private placement, for an aggregate purchase price of $2,575,000. As a result of the underwriters’ election to exercise their over-allotment option in full on December 18, 2019, the Sponsor purchased an additional 236,250 Private Warrants at a purchase price of $1.00 per Private Warrant, for an aggregate purchase price of $236,250. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 4, 2019, the Company issued an aggregate of 1,725,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On December 10, 2019, the Company effected a share dividend resulting in there being an aggregate of 2,012,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The Founder Shares included an aggregate of up to 262,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares (excluding the Representative Shares) upon the completion of the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option on December 18, 2019, a total of 262,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On October 3, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000, The note is non-interest bearing and payable on the earlier of (i) March 31, 2020 and (ii) the completion of the Initial Public Offering. As of December 31, 2019, there was $32,291 outstanding under the Promissory Note. The Promissory Note is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 10, 2019, the Company pays the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from October 2, 2019 (inception) through December 31, 2019, the Company incurred $6,774 of such fees, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2019.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on December 10, 2019, the holders of the Founder Shares, Representative Shares, Private Warrants and any warrants that may be issued on conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the Founders Shares, on the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date following the completion of a Business Combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the Representative Shares, Private Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On December 18, 2019, the underwriter fully exercised its over-allotment option to purchase an additional 1,050,000 Units at $10.00 per Unit.

The underwriter was paid a cash underwriting discount of $0.225 per Unit, or $1,811,250 in the aggregate.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc., the underwriter in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $2,817,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assisted in identifying and consummating an initial Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2019, there were 452,078 Class A ordinary shares issued or outstanding, excluding 7,597,922 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2019, there were 2,082,500 Class B ordinary shares, including 70,000 Representative Shares (as defined below), issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

The Class B Shares will automatically convert into Class A ordinary shares on the first business day following the completion of the Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any Private Warrants issued to the Sponsor.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its reasonable best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use it reasonable best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Representative Shares

On October 8, 2019, the Company issued to EarlyBirdCapital, Inc. and its designees an aggregate of 60,000 Class B ordinary shares (the “Representative Shares”). On December 10, 2019, the Company effected a share dividend resulting in there being an aggregate of 70,000 Representative Shares outstanding.

The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of Representative Shares to be $869 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until 30 days after the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$80,536,183

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.