Form 10-Q
period 2020-03-31
LIV Capital Acquisition Corp.
filed 2020-05-12
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39157

LIV CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Torre Virreyes Pedregal No. 24, Piso 6-601 Col. Molino del Rey México, CDMX, 11040
(Address of Principal Executive Offices, including zip code)

+52 55 1100 2470
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 12, 2020, 8,050,000 Class A ordinary shares, par value $0.0001 per share, and 2,082,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LIV CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIV CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	unaudited
ASSETS
Current assets
Cash	$302,968	$528,742
Prepaid expenses and other current assets	150,772	23,017
Total Current Assets	453,740	551,759

Marketable securities held in Trust Account	81,035,701	80,536,183
TOTAL ASSETS	$81,489,441	$81,087,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$71,611	$42,281
Promissory note – related party	32,291	32,291
Total Current Liabilities	103,902	74,572

Commitments

Class A ordinary shares subject to possible redemption, 7,588,057 and 7,597,922 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	76,385,530	76,013,369

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 461,943 and 452,078 issued and outstanding (excluding 7,588,057 and 7,597,922 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	46	45
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding at March 31, 2020 and December 31, 2019	208	208
Additional paid-in capital	4,694,988	5,067,150
Retained earnings (accumulated deficit)	304,767	(67,402)
Total Shareholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,489,441	$81,087,942

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Operating costs	$127,349
Loss from operations	(127,349)

Other income:
Interest income	316,742
Unrealized gain on marketable securities held in Trust Account	182,776
Other income	499,518

Net income	$372,169

Weighted average shares outstanding, basic and diluted (1)	2,534,578

Basic and diluted net loss per ordinary share (2)	$(0.04)

(1)	Excludes an aggregate of 7,588,057 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $470,846 for the three months ended March 31, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	452,078	$45	2,082,500	$208	$5,067,150	$(67,402)	$5,000,001

Change in value of ordinary shares subject to possible redemption	9,865	1	—	—	(372,162)	—	(372,161)

Net income	—	—	—	—	—	372,169	372,169

Balance – March 31, 2020	461,943	$46	2,082,500	$208	$4,694,988	$304,767	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$372,169
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(316,742)
Unrealized gain on marketable securities held in Trust Account	(182,776)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(127,755)
Accounts payable and accrued expenses	29,330
Net cash used in operating activities	(225,774)

Net Change in Cash	(225,774)
Cash – Beginning	528,742
Cash – Ending	$302,968

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	372,161

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on December 13, 2019, an amount of $70,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Transaction costs amounted to $2,256,347, consisting of $1,811,250 of underwriting fees and $445,097 of other offering costs. In addition, at March 31, 2020, cash of $302,968 was held outside of the Trust Account and is available for working capital purposes.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s marketable securities are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on marketable securities held in Trust Account in the accompanying condensed statement of operations.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the periods ended March 31, 2020 or December 31, 2019.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 10,861,250 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

Three Months Ended March 31,
2020
Net income	$372,169
Less: Income attributable to ordinary shares subject to possible redemption	(470,846)
Adjusted net loss	$(98,677)

Weighted average shares outstanding, basic and diluted	2,534,578

Basic and diluted net loss per ordinary share	$(0.04)

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Promissory Note – Related Party

On October 3, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000, The note is non-interest bearing and payable on the earlier of (i) March 31, 2020 and (ii) the completion of the Initial Public Offering. As of March 31, 2020 and December 31, 2019, there was $32,291 outstanding under the Promissory Note. The Promissory Note is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 10, 2019, the Company pays the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2020, the Company incurred $30,000 of such fees. As of March 31, 2020 and December 31, 2019, $36,774 and $6,774 is included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 461,943 and 452,078 Class A ordinary shares issued or outstanding, excluding 7,588,057 and 7,597,922 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 2,082,500 Class B ordinary shares, including 70,000 Representative Shares (as defined below), issued and outstanding.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$81,035,701	$80,536,183

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LIV Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LIV Capital Acquisition Sponsor, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 26, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2019 (inception) through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had a net income of $372,169, which consisted of interest income on marketable securities held in the Trust Account of $316,742 and an unrealized gain on marketable securities held in the Trust Account of $182,776, offset by operating costs of $127,349.

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

For the three months ended March 31, 2020, cash used in operating activities was $225,774. Net income of $372,169 was offset by interest earned on marketable securities held in the Trust Account of $316,742, an unrealized gain on marketable securities of $182,776 and changes in operating assets and liabilities, which used $98,425 of cash.

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $81,035,701. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had cash of $302,968. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Ordinary Share

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 13, 2019, we consummated the Initial Public Offering of 7,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $70,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-234799 and 333-235447). The Securities and Exchange Commission declared the registration statement effective on December 10, 2019.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 2,575,000 warrants at a price of $1.00 per Private Warrant, generating total proceed of $2,575,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

On December 18, 2019, the underwriters exercised their over-allotment option in full, resulting in an additional 1,050,000 Units for $10,500,000, less the underwriters’ discount of $236,250. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 236,250 Private Warrants, at $1.00 per Private Warrant, generating total proceeds of $10,736,250. A total of $10,500,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Warrants, $80,500,000 was placed in the Trust Account.

We paid a total of $1,811,250 in underwriting discounts and commissions and $445,097 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIV CAPITAL ACQUISITION CORP.

Date: May 12, 2020	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2020	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)