Form 10-Q
period 2020-06-30
LIV Capital Acquisition Corp.
filed 2020-08-12
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, 8,050,000 Class A ordinary shares, par value $0.0001 per share, and 2,082,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LIV CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIV CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$182,041	$528,742
Prepaid expenses and other current assets	118,467	23,017
Total Current Assets	300,508	551,759

Marketable securities held in Trust Account	81,050,099	80,536,183
TOTAL ASSETS	$81,350,607	$81,087,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$71,138	$42,281
Promissory note – related party	—	32,291
Total Current Liabilities	71,138	74,572

Commitments

Class A ordinary shares subject to possible redemption, 7,576,175 and 7,597,922 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	76,279,468	76,013,369

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 473,825 and 452,078 issued and outstanding (excluding 7,576,175 and 7,597,922 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	47	45
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding at June 30, 2020 and December 31, 2019	208	208
Additional paid-in capital	4,801,049	5,067,150
Retained earnings (accumulated deficit)	198,697	(67,402)
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,350,607	$81,087,942

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating costs	$120,468	$247,817
Loss from operations	(120,468)	(247,817)

Other income:
Interest income	197,174	513,916
Unrealized loss on marketable securities held in Trust Account	(182,776)	—
Other income, net	14,398	513,916

Net (loss) income	$(106,070)	$266,099

Weighted average shares outstanding, basic and diluted (1)	2,544,443	2,539,511

Basic and diluted net loss per ordinary share (2)	$(0.05)	$(0.09)

(1)	Excludes an aggregate of 7,576,175 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $13,550 and $483,646 for the three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	452,078	$45	2,082,500	$208	$5,067,150	$(67,402)	$5,000,001

Change in value of ordinary shares subject to possible redemption	9,865	1	—	—	(372,162)	—	(372,161)

Net income	—	—	—	—	—	372,169	372,169

Balance – March 31, 2020	461,943	46	2,082,500	208	4,694,988	304,767	5,000,009

Change in value of ordinary shares subject to possible redemption	11,882	1	—	—	106,061	—	106,062

Net loss	—	—	—	—	—	(106,070)	(106,070)

Balance – June 30, 2020	473,825	$47	2,082,500	$208	$4,801,049	$198,697	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$266,099
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(513,916)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(95,450)
Accounts payable and accrued expenses	28,857
Net cash used in operating activities	(314,410)

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(32,291)
Net cash used in financing activities	(32,291)

Net Change in Cash	(346,701)
Cash – Beginning	528,742
Cash – Ending	$182,041

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$266,099

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $2,256,347, consisting of $1,811,250 of underwriting fees and $445,097 of other offering costs. In addition, at June 30, 2020, cash of $182,041 was held outside of the Trust Account and is available for working capital purposes.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2020, the Company had $182,041 held outside of the Trust Account. On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 10, 2021, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s marketable securities are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on marketable securities held in Trust Account in the accompanying condensed statement of operations.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the periods ended June 30, 2020 or December 31, 2019.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 10,861,250 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net (loss) income	$(106,070)	$266,099
Less: Income attributable to ordinary shares subject to possible redemption	(13,550)	(483,646)
Adjusted net loss	$(119,620)	$(217,547)

Weighted average shares outstanding, basic and diluted	2,544,443	2,539,511

Basic and diluted net loss per ordinary share	$(0.05)	$(0.09)

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Promissory Note – Related Party

On October 3, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and payable on the earlier of (i) March 31, 2020 and (ii) the completion of the Initial Public Offering. As of June 30, 2020 and December 31, 2019, there was $0 and $32,291 outstanding under the Promissory Note, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 10, 2019, the Company pays the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000 of such fees, respectively. As of June 30, 2020 and December 31, 2019, $66,774 and $6,774 is included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

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

On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 473,825 and 452,078 Class A ordinary shares issued or outstanding, excluding 7,576,175 and 7,597,922 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,082,500 Class B ordinary shares, including 70,000 Representative Shares (as defined below), issued and outstanding.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$81,050,099	$80,536,183

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $106,070, which consisted of operating costs of $120,468 and an unrealized loss on marketable securities held in the Trust Account of $182,776, offset by interest income on marketable securities held in the Trust Account of $197,174.

For the six months ended June 30, 2020, we had a net income of $266,099, which consisted of interest income on marketable securities held in the Trust Account of $513,916, offset by operating costs of $247,817.

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

For the six months ended June 30, 2020, cash used in operating activities was $314,410. Net income of $266,099 was offset by interest earned on marketable securities held in the Trust Account of $513,916 and changes in operating assets and liabilities, which used $66,593 of cash.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $81,050,099. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $182,041. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Warrants.

On July 31, 2020, the Sponsor committed to provide us an aggregate of $250,000 in loans. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

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

LIV CAPITAL ACQUISITION CORP.

Date: August 12, 2020	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2020	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)