Form 10-K
period 2020-12-31
LIV Capital Acquisition Corp.
filed 2021-03-30
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed using the closing sale price for the Class A ordinary shares on June 30, 2020 as reported on the Nasdaq was $79,373,000.

As of March 29, 2021, 8,050,000 Class A ordinary shares, par value $0.0001 per share, and 2,082,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and our ability to conduct necessary due diligence in view of the COVID-19 pandemic and steps taken by governments to respond to the pandemic;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

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

Financial Position

As of December 31, 2020, the net proceeds from our initial public offering and the private placement of warrants provide us with approximately $81,055,288 that we may use to complete our initial business combination (after payment of offering costs and assuming no shareholder seeks redemption of their shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing, and there can be no assurance that it will be available to us.

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

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

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

Of the net proceeds of our initial public offering and the sale of the private warrants, as of December 31, 2020, $135,975 were available to us outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 21 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

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

As of December 31, 2020, our sponsor owned an aggregate of 2,012,500 founders shares, which will be worthless if we do not complete an initial business combination. In addition, our sponsor owns 2,811,250 private warrants that will also be worthless if we do not complete a business combination. Each private warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

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

Our search for a business combination, and any prospective partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any prospective partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the prospective partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a prospective partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

On March 29, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of our Class B ordinary shares and two holders of record of our warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2019 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year December 31, 2020, we had a net loss of $154,520, which consisted of operating costs of $673,625, offset by interest earned on marketable securities held in the Trust Account of $519,105.

For the period from October 2, 2019 (inception) through December 31, 2019, we had a net loss of $67,402, which consisted of operating costs of $103,585 and an unrealized loss on marketable securities held in the Trust Account of $13,602, offset by interest earned on marketable securities held in the Trust Account of $49,785.

Liquidity and Capital Resources

We have principally financed our operations from the sale of equity securities. As of December 31, 2020, we had $135,975 held outside of the Trust Account. On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to us. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

We have incurred a net loss of $7,625,397 during the year ended December 31, 2020 and have a working capital deficit of $196,438. Cash used in operating activities was $353,141 for the year ended December 31, 2020. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Warrants, a total of $80,500,000 was placed in the Trust Account. We incurred $2,256,347 in transaction costs, including $1,811,250 of underwriting fees and $445,097 of other costs from operating activities.

For the year ended December 31, 2020, cash used in operating activities was $353,141. Net loss of $154,520 was affected by interest earned on marketable securities held in the Trust Account of $519,105 and changes in operating assets and liabilities, which provided $320,484 of cash from operating activities.

For the period from October 2, 2019 (inception) through December 31, 2019, cash used in operating activities was $84,321. Net loss of $67,402 was affected by interest earned on marketable securities held in the Trust Account of $49,785, an unrealized loss on marketable securities of $13,602 and changes in operating assets and liabilities, which provided of $19,264 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $81,055,288. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $135,975. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Through March 29, 2021, the Sponsor has committed to providing us with an aggregate of $650,000 in loans. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

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

In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven. Based on the foregoing, we believe we have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or September 10, 2021, the date that we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Alexander R. Rossi	52	Chief Executive Officer and Chairman
Humberto Zesati	53	Director
Miguel Ángel Dávila	55	Director
José Antonio Solano Arroyo	64	Director
Luis Rodrigo Clemente Gamero	51	Chief Financial Officer
Juan Marco Gutiérrez	61	Director
Carlos Rohm	48	Director
Guillermo Gonzalez	56	Director

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

José Antonio Solano Arroyo has been appointed as a member of our board of directors in connection with our initial public offering. Since January 2002, Mr. Solano has been general director and shareholder of Diseño y Gestión Empresarial S.C., a company that provides consulting services in Mexico. From January 2002 to April 2016, Mr. Solano served as director and shareholder of Recuperación Crediticia de Mexico S.C., a collection agency. From June 2000 to November 2001, Mr. Solano was the Chief Executive Officer of retail operations at Citibank, Grupo Financiero. From 1992 to May 2000, Mr. Solano acted as Chief Executive Officer of retail operations at Grupo Financiero Serfin, which provides commercial banking services and other financial services to individuals and businesses, and which was later merged into Grupo Financiero Santander Mexicano. From 1990 to 1992, Mr. Solano acted as executive director of private banking investments at Operadora de Bolsa S.A. de C.V., a securities brokerage company. As of the date hereof, Mr. Solano serves on the board of directors and executive committees of several other companies including Central de Corretajes S.A.P.I. de C.V., Industrial and Commercial Bank of China (ICBC) and Concrédito (Fin Útil, S.A. de C.V. SOFOM ENR). During his career, Mr. Solano has also served on the board of directors and executive committees of several other companies including BEPENSA S.A. de C.V., Fondo Nacional de Infraestructura, Grupo Financiero Intercam S.A., Grupo Financiero Interacciones S.A., Buró de Crédito de México SA de C.V., Total System Services de México, S.A. de C.V., Visa International México, S.A. de C.V. and Impulsora del Fondo Mexico, S.C. Mr. Solano received an MA in economics from Boston University in 1980, an MA in Economic Policy from Boston University in 1981, and a PhD in Economics from Boston University in 1982. We believe Mr. Solano’s more than 29 years of experience makes him well qualified to serve as a director.

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

Carlos Alberto Rohm Campos has been a member of our Board of Directors since March 2020. Since 2007, Mr. Rohm has been Chief Executive Officer of LCA Capital, a leading family office with ties to Mexico. From 2004 to 2007 Mr. Rohm served as Chief Executive Officer of HSM Americas which provides business management services. Prior to joining HSM Americas, Mr. Rohm was Principal of JPMorgan Partners, a company that provides investment opportunities. From 1995 to 1997, Mr. Rohm was an analyst of Chase Manhattan Bank, a consumer and commercial bank. Mr. Rohm currently serves on the board of directors of several Mexican companies, including Grupo Aeroportuario del Pacifico (GAP), an airport operator in Mexico, and FIBRA Storage, a real estate developer that develops and manages self storage facilities and mini warehouses. Mr. Rohm has a Bachelor’s in Business Administration from Universidad de San Andrés, Argentina (1994). We believe Mr. Rohm’s more than 22 years of experience make him well qualified to serve as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 29, 2021, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of March 29, 2021.

	Class B ordinary shares(2)			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Davidson Kempner Capital Management LP (3)	—		—	425,000	5.28%	4.19%
Periscope Capital Inc. (4)				357,900	6.32%	5.02%
Glazer Capital, LLC (5)				749,561	9.31%	7.40%
Mizuho Financial Group, Inc.(6)				698,116	8.67%	6.89%
LIV Capital Acquisition Sponsor, L.P.	2,012,500	(7)	96.64%	—	—	19.86%
Alexander R. Rossi	—		—	—	—	—
Humberto Zesati	—		—	—	—	—
Miguel Ángel Dávila	—		—	—	—	—
José Antonio Solano Arroyo	—		—	—	—	—
Luis Rodrigo Clemente Gamero	—		—	—	—	—
Juan Marco Gutiérrez	—		—	—	—	—
Carlos Rohm	—		—	—	—	—
Guillermo Gonzalez	—		—	—	—	—
All directors and officers as a group (eight individuals)	—		—	—	—	—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Torre Virreyes Pedregal No. 24, Piso 6-601 Col. Molino del Rey, México, CDMX, C.P. 11040.
(2)	Interests shown consist solely of Class B ordinary shares, which will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis, subject to adjustment as described in this Annual Report.
(3)	As of February 11, 2021 as reported on Schedule 13G, Davidson Kempner Partners is a New York limited partnership (“DKP”). MHD Management Co., a New York limited partnership (“MHD”), is the general partner of DKP and MHD Management Co. GP, L.L.C., a Delaware limited liability company, is the general partner of MHD. DKCM (as defined below) is responsible for the voting and investment decisions of DKP. Davidson Kempner Institutional Partners, L.P. is a Delaware limited partnership (“DKIP”). Davidson Kempner Advisers Inc., a New York corporation, is the general partner of DKIP. DKCM is responsible for the voting and investment decisions of DKIP. Davidson Kempner International, Ltd. is a British Virgin Islands business company (“DKIL”). DKCM is the investment manager of DKIL and is responsible for the voting and investment decisions of DKIL. Davidson Kempner Capital Management LP is a Delaware limited partnership and a registered investment adviser with the SEC, acts as investment manager to each of DKP, DKIP and DKIL (“DKCM”). DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Anthony A. Yoseloff, Eric P. Epstein, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris, and Suzanne K. Gibbons and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL reported herein. The business address of Davidson Kempner Capital Management LP is 520 Madison Avenue, 30th Floor, New York, New York 10022.
(4)	As of February 16, 2021, as reported on Schedule 13G, Periscope Capital Inc. is a non-U.S. institution in accordance with Rule 240.13d-1(b)(1)(ii)(J). The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Bay Adelaide Centre Toronto, A6 M5H 2R2.
(5)	As of February 16, 2021, as reported on Schedule 13G, Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). Mr. Paul J. Glazer, serves as the Managing Member of Glazer Capital, with respect to the shares of common stock held by the Glazer Funds. The business address of each of Glazer Capital and Mr. Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)	As of February 12, 2021, as reported on Schedule 13G, Mizuho Financial Group, Inc. is a non-U.S. institution in accordance with §240.13d–1(b)(1)(ii)(J). The business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(7)	Messrs. Rossi, Zesati and Dávila are the three managers of our sponsor’s general partner, LIV GP Master, S.A.P.I. de C.V. Any action by our sponsor’s general partner with respect to our company or the founders shares, including voting and dispositive decisions, requires a majority vote of the managers of our sponsor’s general partner. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the managers of our sponsor’s general partner, none of the managers of our sponsor’s general partner is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of Messrs. Rossi, Zesati and Dávila is deemed to have or share beneficial ownership of the founders shares held by our sponsor.

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

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Our sponsor agreed to loan us up to $150,000 under an unsecured promissory note to be used to pay for a portion of the expenses of our initial public offering. As of December 31, 2020, there were no outstanding amounts under this promissory note with our sponsor.

Through March 29, 2021, the Sponsor has committed to providing us with an aggregate of $650,000 in loans. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019 totaled $37,500 and $34,505, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2021.

LIV Capital Acquisition Corp.

By:	/s/ Alexander R. Rossi
Name: Alexander R. Rossi
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Alexander R. Rossi	Chief Executive Officer and Chairman	March 29, 2021
Alexander R. Rossi	(Principal Executive Officer)

/s/ Luis Rodrigo Clemente Gamero	Chief Financial Officer	March 29, 2021
Luis Rodrigo Clemente Gamero	(Principal Financial and Accounting Officer)

/s/ Humberto Zesati	Director	March 29, 2021
Humberto Zesati

/s/ Miguel Ángel Dávila	Director	March 29, 2021
Miguel Ángel Dávila

/s/ José Antonio Solano Arroyo	Director	March 29, 2021
José Antonio Solano Arroyo

/s/ Juan Marco Gutiérrez	Director	March 29, 2021
Juan Marco Gutiérrez

/s/ Carlos Rohm	Director	March 29, 2021
Carlos Rohm

/s/ Guillermo González Guajardo	Director	March 29, 2021
Guillermo González Guajardo

LIV CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
LIV Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LIV Capital Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. The Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

New York, NY

March 29, 2021

LIV CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$135,975	$528,742
Prepaid expenses and other current assets	59,000	23,017
Due from Related Party	7,335	—
Total Current Assets	202,310	551,759

Cash and marketable securities held in Trust Account	81,055,288	80,536,183
Total Assets	$81,257,598	$81,087,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$398,748	$42,281
Promissory note – related party	—	32,291
Total Liabilities	398,748	74,572

Commitments

Class A ordinary shares subject to possible redemption, 7,533,916 and 7,597,922 shares at redemption value at December 31, 2020 and 2019, respectively	75,858,849	76,013,369

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 516,084 and 452,078 shares issued and outstanding (excluding 7,533,916 and 7,597,922 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	52	45
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding at December 31, 2020 and 2019	208	208
Additional paid-in capital	5,221,663	5,067,150
Accumulated deficit	(221,922)	(67,402)
Total Shareholders’ Equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$81,257,598	$81,087,942

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from October 2, 2019 (Inception) Through December 31,
	2020	2019

Formation and operating costs	$673,625	$103,585
Loss from operations	(673,625)	(103,585)

Other income:
Interest earned on marketable securities held in Trust Account	519,105	49,785
Unrealized loss on marketable securities held in Trust Account	—	(13,602)
Other income, net	519,105	36,183

Net loss	$(154,520)	$(67,402)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,582,576	7,311,789

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,549,882	1,942,559

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.25)	$(0.05)

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – October 2, 2019 (inception	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,012,500	201	24,799	—	25,000

Issuance of Representative Shares	—	—	70,000	7	862	—	869

Sale of 8,050,000 Units, net of underwriting discounts and offering expenses	8,050,000	805	—	—	78,242,848	—	78,243,653

Sale of 2,811,250 Private Warrants	—	—	—	—	2,811,250	—	2,811,250

Class A ordinary shares subject to possible redemption	(7,597,922)	(760)	—	—	(76,012,609)	—	(76,013,369)

Net loss	—	—	—	—	—	(67,402)	(67,402)

Balance – December 31, 2019	452,078	45	2,082,500	208	5,067,150	(67,402)	5,000,001

Change in value of Class A ordinary shares subject to possible redemption	64,006	7	—	—	154,513	—	154,520

Net loss	—	—	—	—	—	(154,520)	(154,520)

Balance – December 31, 2020	516,084	$52	2,082,500	$208	$5,221,663	$(221,922)	$5,000,001

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	Year Ended December 31,	For the Period from October 2, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(154,520)	$(67,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(519,105)	(49,785)
Unrealized loss on marketable securities held in Trust Account	—	13,602
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,983)	(23,017)
Accounts payable and accrued expenses	356,467	42,281
Net cash used in operating activities	(353,141)	(84,321)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(80,500,000)
Net cash used in investing activities	—	(80,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of Representative Shares		6
Proceeds from sale of Units, net of underwriting discounts paid		78,688,750
Proceeds from sale of Private Warrants		2,811,250
Proceeds from promissory note - related party		60,000
Repayment of promissory note – related party	(32,291)	(27,709)
Payments of related party expenses	(7,335)	—
Payment of offering costs	—	(444,234)
Net cash (used in) provided by financing activities	(39,626)	81,113,063

Net Change in Cash	(392,767)	528,742
Cash – Beginning	528,742	—
Cash – Ending	$135,975	$528,742

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to redemption	$—	$76,034,560
Change in value of Class A ordinary shares subject to possible redemption	$(154,520)	$(21,191)
Issuance of Representative Shares	$—	$863

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF OGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-K. The Company incurred a net loss of $7,625,397 during the year ended December 31, 2020 and has a working capital deficit of $196,438. Cash used in operating activities was $353,141 for the year ended December 31, 2020. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $135,975 held outside of the Trust Account. Through March 29, 2021, the Sponsor has committed to provide an aggregate of $650,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 10, 2021, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s marketable securities are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on marketable securities held in Trust Account in the accompanying statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the periods ended December 31, 2020 or 2019.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The CARES Act did not have a material impact on the Company.

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,861,250 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from October 2, 2019 (Inception) Through December 31, 2019
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary subject to possible redemption
Interest earned on marketable securities held in Trust Account	$485,830	$34,150
Net income allocable to Class A ordinary shares subject to possible redemption	$485,830	$34,150
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,582,576	7,311,789
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(154,520)	$(67,402)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(485,830)	(34,150)
Non-Redeemable Net Loss	$(640,350)	$(101,552)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,549,822	1,942,559
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.25)	$(0.05)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 10, 2019, the Company pays the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, and for the period from October 2, 2019 (inception) through December 31, 2019, the Company incurred $120,000 and $6,774 of such fees, respectively. As of December 31, 2020 and 2019, $126,774 and $6,774 is included in accounts payable and accrued expenses, respectively, in the accompanying balance sheets.

Promissory Note – Related Party

On October 3, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and payable on the earlier of (i) March 31, 2020 and (ii) the completion of the Initial Public Offering. As of December 31, 2020 and 2019, there was $0 and $32,291 outstanding under the Promissory Note, respectively.

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

On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to the Company the “Sponsor Commitment”). On February 24, 2021, the Sponsor Commitment was amended to provide an aggregate of $650,000 in loans to the Company (see Note 9). The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven.

Due from Related Party

During the year ended December 31, 2020, the Company paid expenses on behalf of an affiliate. The balance due from this affiliate as of December 31, 2020 was $7,335.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 516,084 and 452,078 Class A ordinary shares issued or outstanding, excluding 7,533,916 and 7,597,922 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,082,500 Class B ordinary shares, including 70,000 Representative Shares (as defined below), issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$81,055,288	$80,536,183

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 24, 2021, the Sponsor Commitment was amended to provide for an aggregate of $650,000 in loans to the Company (see Note 5).