Form 10-K/A
period 2020-12-31
LIV Capital Acquisition Corp.
filed 2021-05-13
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

LIV Capital Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020. As a result, this Amendment No. 1 describes the restatement and its impact on previously reported amounts.

Background of Restatement

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in December 2019 as components of equity instead of as derivative liabilities relating to the SEC’s statement on April 12, 2021 (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, could be read to provide that all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, a portion of the initial transaction costs related to the initial public offering and attributable to the warrants must be immediately expensed, and the difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as a compensation expense.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Amendment No. 1

This Amendment No. 1 presents the Original Filling, amended and restated with modifications as necessary to reflect the restatements.

The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

LIV CAPITAL ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K/A

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Annual Report”), references to:

●	“we,” “us,” “our,” “company” or “our company” are to LIV Capital Acquisition Corp., a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current directors

●	“founders shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor and other holders of our founders shares prior to our initial public offering (including 25,000 founders shares our sponsor transferred thereafter to our initial independent director), but excludes EarlyBirdCapital, Inc. in respect of the representative shares held by it;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on December 10, 2019;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares; and

●	“representative shares” are to the 70,000 Class B ordinary shares that we have issued to EarlyBirdCapital, Inc. (and/or its designees), which representative shares will automatically convert into Class A ordinary shares at the time of our initial business combination.

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

Risks Relating to Our Business

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s public warrants and private placement warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company has classified the Warrants as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the year December 31, 2020, we had a net loss of $109,449, which consisted of operating costs of $673,625, offset by interest earned on marketable securities held in the Trust Account of $519,105 and change in the fair value of warrant liabilities of $45,071.

For the period from October 2, 2019 (inception) through December 31, 2019, we had a net loss of $534,344, which consisted of operating costs of $103,585, a change in the fair value of warrant liabilities of $279,026, transactions costs allocable to warrant liabilities of $187,916 and an unrealized loss on marketable securities held in the Trust Account of $13,602, offset by interest earned on marketable securities held in the Trust Account of $49,785.

For the three months ended September 30, 2020, we had a net loss of $2,114,261, which consisted of operating costs of $77,000 and a change in warrant liabilities of $2,040,407, offset by interest income on marketable securities held in the Trust Account of $3,146.

For the nine months ended September 30, 2020, we had net income of $2,077,399, which consisted of interest income on marketable securities held in the Trust Account of $517,062 and a change in warrant liabilities of $1,885,154, offset by operating costs of $324,817.

For the three months ended June 30, 2020, we had a net loss of $550,146, which consisted of operating costs of $120,468, a change in the fair value of warrant liabilities of $444,076 and an unrealized loss on marketable securities held in the Trust Account of $182,776, offset by interest income on marketable securities held in the Trust Account of $197,174.

For the six months ended June 30, 2020, we had net income of $4,191,660, which consisted of interest income on marketable securities held in the Trust Account of $513,916 and a change in the fair value of warrant liabilities of $3,925,561, offset by operating costs of $247,817.

For the three months ended March 31, 2020, we had net income of $4,741,806, which consisted of interest income on marketable securities held in the Trust Account of $316,742, a change in the fair value of warrant liabilities of $4,369,637 and an unrealized gain on marketable securities held in the Trust Account of $182,776, offset by operating costs of $127,349.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

We have incurred a net loss of $109,449 during the year ended December 31, 2020 and have a working capital deficit of $196,438. Cash used in operating activities was $353,141 for the year ended December 31, 2020. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements.

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

For the year ended December 31, 2020, cash used in operating activities was $353,141. Net loss of $109,449 was affected by interest earned on marketable securities held in the Trust Account of $519,105, a change in the fair value of warrant liabilities of $45,071, and changes in operating assets and liabilities, which provided $320,484 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $330,714. Net income of $2,077,399 was offset by interest earned on marketable securities held in the Trust Account of $517,062, a change in the fair value of warrant liabilities of $1,885,154 and changes in operating assets and liabilities, which used $5,897 of cash.

For the six months ended June 30, 2020, cash used in operating activities was $314,410. Net income of $4,191,660 was offset by interest earned on marketable securities held in the Trust Account of $513,916, a change in the fair value of warrant liabilities of $3,925,561 and changes in operating assets and liabilities, which used $66,593 of cash.

For the three months ended March 31, 2020, cash used in operating activities was $225,774. Net income of $4,741,806 was offset by interest earned on marketable securities held in the Trust Account of $316,742, a change in the fair value of warrant liabilities of $4,369,637 an unrealized gain on marketable securities of $182,776 and changes in operating assets and liabilities, which used $98,425 of cash.

For the period from October 2, 2019 (inception) through December 31, 2019, cash used in operating activities was $84,321. Net loss of $534,344 was affected by interest earned on marketable securities held in the Trust Account of $49,785, an unrealized loss on marketable securities of $13,602, a change in the fair value of warrant liabilities of 279,026, transaction costs allocable to warrant liabilities of $187,916, and changes in operating assets and liabilities, which provided of $19,264 of cash from operating activities.

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

As of December 31, 2020, we had cash of $135,975. As of September 30, 2020, we had cash of $165,737. As of June 30, 2020, we had cash of $182,041. As of March 31, 2020, we had cash of $302,968. As of December 31, 2019, we had cash of $528,742. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the public warrants and the private placement warrants was estimated using a Monte Carlo simulation approach. As of December 31, 2020, the fair value of the Public Warrants was estimated using the Company’s publicly traded warrant price, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, solely due to the material weakness in our internal control over financial reporting that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Restatement of Previously Issued Financial Statements

In May 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from inception through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on December 13, 2019, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2021.

LIV Capital Acquisition Corp.

By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Alexander R. Rossi	Chief Executive Officer and Chairman	May 13, 2021
Alexander R. Rossi	(Principal Executive Officer)

/s/ Luis Rodrigo Clemente Gamero	Chief Financial Officer	May 13, 2021
Luis Rodrigo Clemente Gamero	(Principal Financial and Accounting Officer)

/s/ Humberto Zesati	Director	May 13, 2021
Humberto Zesati

/s/ Miguel Ángel Dávila	Director	May 13, 2021
Miguel Ángel Dávila

/s/ José Antonio Solano Arroyo	Director	May 13, 2021
José Antonio Solano Arroyo

/s/ Juan Marco Gutiérrez	Director	May 13, 2021
Juan Marco Gutiérrez

/s/ Carlos Rohm	Director	May 13, 2021
Carlos Rohm

/s/ Guillermo González Guajardo	Director	May 13, 2021
Guillermo González Guajardo

LIV CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
LIV Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LIV Capital Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Financial Statements

As disclosed in Note 2 the accompanying financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and for the period from October 2, 2019 (inception) through December 31, 2019, have been restated to correct errors related to warrants.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

New York, NY

March 29, 2021, except for the effects of the restatement discussed in Note 2 and the subsequent event discussed in Note 11, as to which the date is May 13, 2021.

LIV CAPITAL ACQUISITION CORP.

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$135,975	$528,742
Prepaid expenses and other current assets	59,000	23,017
Due from Related Party	7,335	—
Total Current Assets	202,310	551,759

Cash and marketable securities held in Trust Account	81,055,288	80,536,183
Total Assets	$81,257,598	$81,087,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$398,748	$42,281
Promissory note – related party	—	32,291
Total Current Liabilities	398,748	74,572

Warrant Liabilities	9,033,095	9,078,166
Total Liabilities	9,431,843	9,152,738

Commitments

Class A ordinary shares subject to possible redemption, 6,636,795 and 6,690,513 shares at redemption value at December 31, 2020 and 2019, respectively	66,825,754	66,935,203

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,413,205 and 1,359,487 shares issued and outstanding (excluding 6,636,795 and 6,690,513 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	141	136
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding at December 31, 2020 and 2019	208	208
Additional paid-in capital	5,643,445	5,534,001
Accumulated deficit	(643,793)	(534,344)
Total Shareholders’ Equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$81,257,598	$81,087,942

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from October 2, 2019 (Inception) Through December 31,
	2020	2019

Formation and operating costs	$673,625	$103,585
Loss from operations	(673,625)	(103,585)

Other income (expense):
Interest earned on marketable securities held in Trust Account	519,105	49,785
Unrealized loss on marketable securities held in Trust Account	—	(13,602)
Transaction costs attributable to the Initial Public Offering	—	(187,916)
Change in fair value of warrant liabilities	45,071	(279,026)
Other income (expense), net	564,176	(430,759)

Net loss	$(109,449)	$(534,344)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,932,496	6,460,450

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,200,004	2,112,827

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.17)	$(0.27)

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – October 2, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,012,500	201	24,799	—	25,000

Issuance of Representative Shares	—	—	70,000	7	862	—	869

Sale of 8,050,000 Units, net of underwriting discounts and offering expenses	8,050,000	805	—	—	72,182,581	—	72,183,386

Sale of 2,811,250 Private Warrants	—	—	—	—	260,293	—	260,293

Class A ordinary shares subject to possible redemption	(6,690,513)	(669)	—	—	(66,934,534)	—	(66,935,203)

Net loss	—	—	—	—	—	(534,344)	(534,344)

Balance – December 31, 2019	1,359,487	136	2,082,500	208	5,534,001	(534,344)	5,000,001

Change in value of Class A ordinary shares subject to possible redemption	53,718	5	—	—	109,444	—	109,449

Net loss	—	—	—	—	—	(109,449)	(109,449)

Balance – December 31, 2020	1,413,205	$141	2,082,500	$208	$5,643,445	$(643,793)	$5,000,001

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from October 2, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(109,449)	$(534,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(519,105)	(49,785)
Unrealized loss on marketable securities held in Trust Account	—	13,602
Transaction costs allocable to warrant liabilities	—	187,916
Change in fair value of warrant liabilities	(45,071)	279,026
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,983)	(23,017)
Accounts payable and accrued expenses	356,467	42,281
Net cash used in operating activities	(353,141)	(84,321)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(80,500,000)
Net cash used in investing activities	—	(80,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of Representative Shares		6
Proceeds from sale of Units, net of underwriting discounts paid		78,688,750
Proceeds from sale of Private Warrants		2,811,250
Proceeds from promissory note - related party		60,000
Repayment of promissory note – related party	(32,291)	(27,709)
Payments of related party expenses	(7,335)	—
Payment of offering costs	—	(444,234)
Net cash (used in) provided by financing activities	(39,626)	81,113,063

Net Change in Cash	(392,767)	528,742
Cash – Beginning	528,742	—
Cash – Ending	$135,975	$528,742

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to redemption	$—	$67,235,420
Change in value of Class A ordinary shares subject to possible redemption	$(109,449)	$(300,217)
Issuance of Representative Shares	$—	$863

The accompanying notes are an integral part of the financial statements.

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Transaction costs amounted to $2,256,347, consisting of $1,811,250 of underwriting fees and $445,097 of other offering costs, of which $187,916 was recorded as an expense of the offering in the accompanying statement of operations.

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

NOTES TO FINANCIAL STATEMENTS

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-K. The Company incurred a net loss of $109,449 during the year ended December 31, 2020 and has a working capital deficit of $196,438. Cash used in operating activities was $353,141 for the year ended December 31, 2020. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

The impact of the restatement on the Company’s financial statements for each respective period is presented below.

Balance Sheet as of December 13, 2019	As Reported	Period Adjustment	As Restated
Warrant Liability	$—	$7,770,452	$7,770,452
Class A common stock subject to possible redemption	65,534,560	(7,770,452)	57,764,108
Class A common stock	45	77	122
Additional paid-in capital	$5,045,959	$169,544	$5,215,503
Accumulated deficit	$(46,207)	$(169,621)	$(215,828)
Total Stockholders’ Equity	$5,000,005	$—	$5,000,005

Number of shares subject to possible redemption	6,553,456	(777,045)	5,776,411

Balance Sheet as of December 31, 2019
Warrant Liability	$—	$9,078,166	$9,078,166
Class A common stock subject to possible redemption	76,013,369	(9,078,166)	66,935,203
Class A common stock	45	91	136
Additional paid-in capital	$5,067,150	$466,851)	$5,534,001
Retained earnings	$(67,402)	$(466,942)	$(534,344)
Total Stockholders’ Equity	$5,000,001	$—	$5,000,001

Number of shares subject to possible redemption	7,597,922	(1,606,227)	6,690,513

Statement of Operations for the year ended December 31, 2019
Transaction costs allocable to warrant liabilities	$—	$(187,916)	$(187,916)
Change in fair value of warrant liabilities	$—	$(279,026)	$(279,026)
Net loss	$(67,402)	$(466,942)	$(534,344)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,311,789	(851,339)	6,460,450
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$—	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,942,559	170,268	2,112,827
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.05)	(0.22)	(0.27)

Statement of Cash Flows for the year ended December 31, 2019
Transaction costs allocable to warrant liabilities	$—	$(187,916)	$(187,916)
Change in fair value of warrant liabilities	$—	$(279,026)	$(279,026)
Net loss	$(67,402)	$(466,942)	$(534,344)
Initial classification of Class A ordinary shares subject to possible redemption	76,034,560	(8,799,140)	67,235,420
Change in value of Class A ordinary shares subject to possible redemption	(21,191)	(279,026)	(300,217)

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2020	As Reported	Period Adjustment	As Restated
Warrant Liability	$—	$4,708,529	$4,708,529
Class A common stock subject to possible redemption	76,385,530	(4,708,529)	71,677,001
Class A common stock	46	47	93
Additional paid-in capital	$4,694,988	$(3,902,742)	$792,246
Retained earnings	$304,767	$3,902,695	$4,207,462
Total Stockholders’ Equity	$5,000,009	$—	$5,000,009

Number of shares subject to possible redemption	7,588,057	(467,740)	7,120,317

Balance Sheet as of June 30, 2020
Warrant Liability	$—	$5,152,605	$5,152,605
Class A common stock subject to possible redemption	76,279,468	(5,152,605)	71,126,863
Class A common stock	47	52	99
Additional paid-in capital	$4,801,049	$(3,458,671)	$1,342,378
Retained earnings	$198,697	$3,458,619	$3,657,316
Total Stockholders’ Equity	$5,000,001	$—	$5,000,001

Number of shares subject to possible redemption	7,576,175	(511,763)	7,064,412

Balance Sheet as of September 30, 2020
Warrant Liability	$—	$7,193,012	$7,193,012
Class A common stock subject to possible redemption	76,205,607	(7,193,012)	69,012,595
Class A common stock	48	72	120
Additional paid-in capital	$4,874,909	$(1,418,284)	$3,456,625
Retained earnings	$124,843	$1,418,212	$1,543,055
Total Stockholders’ Equity	$5,000,008	$—	$5,000,008

Number of shares subject to possible redemption	7,568,545	(714,391)	6,854,154

Balance Sheet as of December 31, 2020
Warrant Liability	$—	$9,033,095	$9,033,095
Class A common stock subject to possible redemption	75,858,849	(9,033,095)	66,825,754
Class A common stock	52	89	141
Additional paid-in capital	$5,221,663	$421,782	$5,643,445
Retained earnings (Accumulated deficit)	$(221,922)	$(421,871)	$(643,793)
Total Stockholders’ Equity	$5,000,001	$—	$5,000,001

Number of shares subject to possible redemption	7,533,916	(897,121)	6,636,795

Statement of Operations for the period ended March 31, 2020
Change in fair value of warrant liabilities	$—	$4,369,637	$4,369,637
Net income	372,169	4,369,637	4,741,806
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,597,922	(907,409)	6,690,513
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,534,578	907,409	3,441,987
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.04	$1.23	$1.27

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Statement of Operations for the period ended June 30, 2020
Change in fair value of warrant liabilities	$—	$3,925,561	$3,925,561
Net income	266,099	3,925,561	4,191,660
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,592,990	(687,575)	6,905,415
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,539,511	687,575	3,227,085
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$(0.09)	$1.13	$1.22

Statement of Operations for the period ended September 30, 2020
Change in fair value of warrant liabilities	$—	$1,885,154	$1,885,154
Net income	192,245	1,885,154	2,077,399
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,587,344	(628,543)	6,958,801
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,545,156	628,543	3,173,699
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.12)	$0.47	$0.59

Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	$—	$45,071	$45,071
Net loss	(154,520)	45,071	(109,449)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,582,576	(650,080)	6,932,496
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$—	$0.06
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,549,822	650,182	3,200,004
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.25)	0.08	(0.17)

Statement of Cash Flows for the year ended March 31, 2020
Change in fair value of warrant liabilities	$—	$(4,369,637)	$(4,369,637)
Net loss	372,169	4,369,637	4,741,806
Change in value of Class A ordinary shares subject to possible redemption	372,161	4,369,645	4,741,806

Statement of Cash Flows for the year ended June 30, 2020
Change in fair value of warrant liabilities	$—	$(3,925,561)	$(3,925,561)
Net loss	266,099	3,925,561	4,191,660
Change in value of Class A ordinary shares subject to possible redemption	266,099	3,925,561	4,191,660

Statement of Cash Flows for the year ended September 30, 2020
Change in fair value of warrant liabilities	$—	$(1,885,154)	$(1,885,154)
Net loss	192,245	1,885,154	2,077,399
Change in value of Class A ordinary shares subject to possible redemption	192,238	1,885,161	2,077,399

Statement of Cash Flows for the year ended December 31, 2020
Change in fair value of warrant liabilities	$—	$(45,071)	$(45,071)
Net loss	(154,520)	45,071	(109,449)
Change in value of Class A ordinary shares subject to possible redemption	(154,520)	45,071	(109,449)

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Warrant Liability (restated)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach (see Note 10).

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Net Loss Per Ordinary Share (restated)

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from October 2, 2019 (Inception) Through December 31, 2019
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary subject to possible redemption
Interest earned on marketable securities held in Trust Account	$427,950	$30,072
Net income allocable to Class A ordinary shares subject to possible redemption	$427,950	$30,072
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,932,496	6,460,450
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(109,449)	$(534,344)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(427,950)	(30,072)
Non-Redeemable Net Loss	$(537,399)	$(564,416)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,200,004	2,112,827
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.17)	$(0.27)

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments (Restated)

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7. COMMITMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY (restated)

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

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,413,205 and 1,359,487 Class A ordinary shares issued or outstanding, excluding 6,636,795 and 6,690,513 Class A ordinary shares subject to possible redemption, respectively.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. WARRANT LIABILITIES

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$81,055,288	$80,536,183

Liabilities:
Warrant Liability – Public Warrants	1	5,635,000	6,476,686
Warrant Liability – Private Warrants	2	3,398,095	2,601,480

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on December 13, 2019, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a modified Black-Scholes model for the Private Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares subject to possible redemption, and common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	December 13, 2019 (Initial Measurement)
Risk-free interest rate	0.85%
Expected term (years)	1.5 to 6.5
Expected volatility	15%
Exercise price	$11.50

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The key inputs into the modified Black-Scholes model for the Private Warrants were as follows at initial measurement:

Input	December 13, 2019 (Initial Measurement)
Risk-free interest rate	0.85%
Expected term (years)	6.5
Expected volatility	15%
Exercise price	$11.50

On December 13, 2019, the fair value of the Private Warrants and Public Warrants were determined to be $0.91 and $0.77 per warrant for aggregate values of $2.3 million and $5.4 million, respectively. On December 18, 2019, the overallotment date, the fair value of the Private Warrants and Public Warrants were determined to be $0.91 and $0.77 per warrant for aggregate values of $0.3 million and $0.4 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2019 is classified as Level 1 due to the use of an observable market quote in an active market. The fair value of the Private Warrants as of December 31, 2019 is classified as Level 2 due to the use of a observable market quote in an active market for a similar instrument.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $3.4 million and $5.6 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value –	$—	$—	$—
Initial measurement on December 13, 2019 (Initial Public Offering)	2,349,781	5,420,671	7,770,452
Measurement on December 18, 2019 (Over-Allotment)	215,587	813,101	1,028,688
Change in valuation inputs or other assumptions	36,112	242,914	279,026
Fair value as of December 31, 2019	$2,601,480	$6,476,686	$9,078,166
Change in valuation inputs or other assumptions	796,615	(841,686)	(45,071)
Fair value as of December 31, 2020	$3,398,095	$5,635,000	$9,033,095

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $6,233,772 during the period from December 13, 2019 through December 31, 2019.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

LIV CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

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

On May 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AgileThought, Inc., a Delaware corporation (“AT”), pursuant to which, among other things, the Company will domesticate as a Delaware corporation (the “Domestication”) and AT will subsequently be merged with and into the Company, whereupon the separate corporate existence of AT will cease and the Company will be the surviving corporation (“Surviving Pubco”), on the terms and subject to the conditions set forth therein. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company’s board of directors of and the board of directors of AT. As a result of the proposed business combination, each issued and outstanding Class A ordinary share and Class B ordinary share of the Company will convert into a share of Class A common stock of Surviving Pubco (“Class A Common Stock”), and each issued and outstanding warrant to purchase Class A ordinary shares of the Company will continue to be exercisable by its terms to purchase an equal number of shares of Class A Common Stock.

Concurrently with the execution of the Merger Agreement, the Sponsor and certain individuals (the “Insiders”) entered into a letter agreement (the “Sponsor Letter Agreement”) with the Company and AT pursuant to which they agreed to vote all of their respective Class B ordinary shares of LIVK (along with the Class A Common Stock into which such shares are converted as a result of the Domestication and the consummation of the transactions contemplated by the Merger Agreement, the “Sponsor Shares”) in favor of the proposed business combination and related transactions and to take certain other actions in support of the Merger Agreement, the proposed business combination and related transactions. Sponsor and the Insiders also agreed that, subject to certain conditions, up to 20% of the Sponsor Shares would be deemed to be “Deferred Sponsor Shares.” Sponsor and the Insiders also agreed that each of them will not transfer and, subject to the achievement of certain milestones, may be required to forfeit, any such Deferred Sponsor Shares, subject to the terms of the Sponsor Letter Agreement. Sponsor also waived certain anti-dilution protection to which it would otherwise be entitled in connection with the PIPE Financing (as defined below).

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements with certain subscription investors pursuant to which the Company has agreed to issue and sell to the subscription investors (the “PIPE Investors”), in the aggregate, $22,500,000 of LIVK’s Class A Ordinary Shares (or 2,250,000 shares of Class A Common Stock into which such shares will convert in connection with the Domestication) at a purchase price of $10.00 per share (the “PIPE Financing”). The closing of the PIPE Financing will occur immediately prior to the closing of the proposed merger of the Company and AT, and is subject to customary closing conditions, including the satisfaction or waiver of the conditions set forth in the Merger Agreement.

In addition, at the closing of the proposed business combination, the Company, the Sponsor and certain other holders of Class A Common Stock will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) pursuant to which, among other matters, certain stockholders of the Company and AT will be granted certain customary demand and “piggy-back” registration rights with respect to their respective shares of Class A Common Stock.