Form 10-Q
period 2021-03-31
LIV Capital Acquisition Corp.
filed 2021-05-24
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, 8,050,000 Class A ordinary shares, par value $0.0001 per share, and 2,082,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LIV CAPITAL ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIV CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$64,655	$135,975
Prepaid expenses	96,083	59,000
Due from Related Party	7,335	7,335
Total Current Assets	168,073	202,3109

Cash and Marketable securities held in Trust Account	81,057,287	81,055,288
TOTAL ASSETS	$81,225,360	$81,257,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$469,748	$398,748
Total Current Liabilities	469,748	398,748

Warrant liabilities	$7,999,141	$9,033,095
TOTAL LIABILITIES	$8,468,889	$9,431,843

Commitments

Class A ordinary shares subject to possible redemption, 6,729,062 and 6,636,795 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	67,756,461	66,825,754

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,320,938 and 1,413,205 issued and outstanding (excluding 6,729,062 and 6,636,795 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	132	141
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	208	208
Additional paid-in capital	4,712,747	5,643,445
Retained earnings (Accumulated deficit)	286,923	(643,793)
Total Shareholders’ Equity	5,000,010	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,225,360	$81,257,598

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs	$105,237	$127,349
Loss from operations	(105,237)	(127,349)

Other income:
Interest income on marketable securities held in Trust Account	1,999	316,742
Change in fair value of warrant liability	1,033,954	4,369,637
Unrealized gain on marketable securities held in Trust Account	—	182,776
Other income	1,035,953	4,869,155

Net income	$930,716	$4,741,806

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,636,795	6,690,513

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.00)	$0.07

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,495,705	3,441,987

Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.27	$1.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	1,413,205	$141	2,082,500	$208	$5,643,445	$(643,793)	$5,000,001

Change in value of Class A ordinary shares subject to possible redemption	(92,267)	(9)	—	—	(930,698)	—	(930,707)

Net income	—	—	—	—	—	930,716	930,716

Balance – March 31, 2021	1,320,938	$132	2,082,500	$208	$4,712,747	$286,923	$5,000,010

THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,359,487	$136	2,082,500	$208	$5,534,001	$(534,344)	$5,000,001

Change in value of Class A ordinary shares subject to possible redemption	(429,805)	(43)	—	—	(4,741,763)	—	(4,741,806)

Net income	—	—	—	—	—	4,741,806	4,741,806

Balance – March 31, 2020	929,682	$93	2,082,500	$208	$792,238	$4,207,462	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$930,716	$4,741,806
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,033,954)	(4,369,637)
Interest earned on marketable securities held in Trust Account	(1,999)	(316,742)
Unrealized gain on marketable securities held in Trust Account	—	(182,776)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,083)	(127,755)
Accounts payable and accrued expenses	71,000	29,330
Net cash used in operating activities	(71,320)	(225,774)

Net Change in Cash	(71,320)	(225,774)
Cash – Beginning	135,975	528,742
Cash – Ending	$64,655	$302,968

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$930,707	$4,741,806

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-Q. The Company incurred a net income of $930,716, of which $1,033,954 related to a non-cash gain from the change in fair value of warrant liabilities, during the three months ended March 31, 2021 and has a working capital deficit of $301,675. Cash used in operating activities was $71,320 for the three months ended March 31, 2021. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the condensed financial statements.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2021, the Company had $64,655 held outside of the Trust Account. Through March 29, 2021, the Sponsor has committed to provide an aggregate of $650,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 13, 2021, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 13, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31. 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on marketable securities held in Trust Account in the accompanying condensed statement of operations.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach (see Note 9).

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Net income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,861,250 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,671	$280,159
Unrealized interest on marketable securities held in Trust Account	—	161,665
Net income allocable to Class A ordinary shares subject to possible redemption	$1,671	$441,824
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,636,795	6,690,513
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.07

Non-Redeemable Ordinary Shares
Numerator: Net income minus Net Earnings allocable to Class A ordinary shares subject to possible redemption
Net income	$930,716	$4,741,806
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(1,671)	(441,824)
Non-Redeemable Net income	$929,045	$4,299,982
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,495,705	3,441,987
Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.27	$1.25

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

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

Promissory Note – Related Party

On October 3, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and payable on the earlier of (i) March 31, 2020 and (ii) the completion of the Initial Public Offering. The outstanding balance of $32,391 under the Promissory Note was repaid in full in June 2020. No amounts remain outstanding as of March 31, 2021.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 10, 2019, the Company pays the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 and 2020, the Company incurred $30,000 of such fees. As of March 31, 2021 and December 31, 2020, $156,774 and $36,774 is included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

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

On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to the Company the “Sponsor Commitment”). On February 24, 2021, the Sponsor Commitment was amended to provide an aggregate of $650,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven.

Due from Related Party

During the year ended December 31, 2020, the Company paid expenses on behalf of an affiliate. The balance due from this affiliate as of March 31, 2021 and December 31, 2020 was $7,335 and $7,335, respectively.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 1,320,938 and 1,413,205 Class A ordinary shares issued or outstanding, excluding 6,729,062 and 6,636,795 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,082,500 Class B ordinary shares, including 70,000 Representative Shares (as defined below), issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

MARCH 31, 2021

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

MARCH 31, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

At March 31, 2021, there were 8,050,000 Public Warrants and 2,811,250 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$81,057,287	$81,055,288

Liabilities:
Warrant Liability – Public Warrants	1	4,589,305	5,635,000
Warrant Liability – Private Warrants	2	3,409,836	3,398,095

The Company established the initial fair value for the Warrants on December 13, 2019, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a modified Black-Scholes model for the Private Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one ordinary share and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares subject to possible redemption, and common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

Subsequently, the Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2019 is classified as Level 1 due to the use of an observable market quote in an active market. The fair value of the Private Warrants as of December 31, 2019 is classified as Level 2 due to the use of an observable market quote in an active market for a similar instrument. As such, the classification of warrant liabilities for public and private warrants remain consistent for all reporting periods from December 31, 2019 through the March 31, 2021 as Level 1 and Level 2, respectively.

The following table presents the changes in the fair value of warrant liabilities at March 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$3,398,095	$5,635,000	$9,033,095
Change in valuation inputs or other assumptions	11,741	(1,045,695)	(1,033,954)
Fair value as of March 31, 2021	$3,409,836	$4,589,305	$7,999,141

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 13, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $930,716, which consisted of interest income on marketable securities held in the Trust Account of $1,999 and a change in the fair value of warrant liabilities of $1,033,954, offset by operating costs of $105,237.

For the three months ended March 31, 2020, we had net income of $4,741,806, which consisted of interest income on marketable securities held in the Trust Account of $316,742, a change in the fair value of warrant liabilities of $4,369,637 and an unrealized gain on marketable securities held in the Trust Account of $182,776, offset by operating costs of $127,349.

Liquidity and Capital Resources

We have principally financed our operations from the sale of equity securities. As of March 31, 2021, we had $64,655 held outside of the Trust Account. On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to us. On February 24, 2021, the Sponsor Commitment was amended to provide an aggregate of $650,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

We had net income of $930,716 during the three months ended March 31, 2021 and have a working capital deficit of $301,675. Cash used in operating activities was $71,320 for the three months ended March 31, 2021. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements.

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

For the three months ended March 31, 2021, cash used in operating activities was $71,320. Net income of $930,716 was offset by interest earned on marketable securities held in the Trust Account of $1,999, a change in the fair value of warrant liabilities of $1,033,954, and changes in operating assets and liabilities, which used $33,917 of cash.

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

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $81,057,287. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $64,655. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven. Based on the foregoing, we believe we have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or September 13, 2021, the date that we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the public warrants and the private placement warrants was estimated using a Monte Carlo simulation approach. As of March 31, 2021, the fair value of the Public Warrants was estimated using the Company’s publicly traded warrant price, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach.

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, solely due to the material weakness in our internal control over financial reporting that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 13, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

LIV CAPITAL ACQUISITION CORP.

Date: May 24, 2021	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 24, 2021	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

