Form 10-Q
period 2021-06-30
LIV Capital Acquisition Corp.
filed 2021-08-09
CIK 1790625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 8,050,000 Class A ordinary shares, par value $0.0001 per share, and 2,082,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LIV CAPITAL ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIV CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$482	$135,975
Prepaid expenses and other current assets	63,500	59,000
Due from Related Party	7,335	7,335
Total Current Assets	71,317	202,310

Cash and Marketable securities held in Trust Account	81,059,308	81,055,288
TOTAL ASSETS	$81,130,625	$81,257,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$509,463	$398,748
Promissory note – related party	65,000	—
Total Current Liabilities	574,463	398,748

Warrant liabilities	$12,792,088	$9,033,095
TOTAL LIABILITIES	$13,366,551	$9,431,843

Commitments

Class A ordinary shares subject to possible redemption, 6,233,100 and 6,636,795 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	62,764,071	66,825,754

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,816,900 and 1,413,205 issued and outstanding (excluding 6,233,100 and 6,636,795 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	182	141
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,082,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	208	208
Additional paid-in capital	9,705,087	5,643,445
Accumulated deficit	(4,705,474)	(643,793)
Total Shareholders’ Equity	5,000,003	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,130,625	$81,257,598

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating costs	$201,471	$120,468	$306,708	$247,817
Loss from operations	(201,471)	(120,468)	(306,708)	(247,817)

Other income (expense):
Interest income on marketable securities held in Trust Account	2,021	197,174	4,020	513,916
Change in fair value of warrant liability	(4,792,947)	(444,076)	(3,758,993)	3,925,561
Unrealized loss on marketable securities held in Trust Account	—	(182,776)	—	—
Other (expense) income, net	(4,790,926)	(429,678)	(3,754,973)	4,439,477

Net (loss) income	$(4,992,397)	$(550,146)	$(4,061,681)	$4,191,660

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,729,062	7,120,317	6,683,183	6,905,415
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00	$0.00	$0.07

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,403,438	3,012,183	3,449,317	3,227,085
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(1.47)	$(0.19)	$(1.18)	$1.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	1,413,205	$141	2,082,500	$208	$5,643,445	$(643,793)	$5,000,001

Change in value of Class A ordinary shares subject to possible redemption	(92,267)	(9)	—	—	(930,698)	—	(930,707)

Net income	—	—	—	—	—	930,716	930,716

Balance – March 31, 2021	1,320,938	$132	2,082,500	$208	$4,712,747	$286,923	$5,000,010

Change in value of Class A ordinary shares subject to possible redemption	495,962	50	—	—	4,992,340	—	4,992,390

Net loss	—	—	—	—	—	(4,992,397)	(4,992,347)

Balance – June 30, 2021	1,816,900	$182	2,082,500	$208	$9,705,087	$(4,705,474)	$5,000,003

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,359,487	$136	2,082,500	$208	$5,534,001	$(534,344)	$5,000,001

Change in value of Class A ordinary shares subject to possible redemption	(429,805)	(43)	—	—	(4,741,763)	—	(4,741,806)

Net income	—	—	—	—	—	4,741,806	4,741,806

Balance – March 31, 2020	929,682	$93	2,082,500	$208	$792,238	$4,207,462	$5,000,001

Change in value of Class A ordinary shares subject to possible redemption	55,907	6	—	—	550,140	—	550,146

Net loss	—	—	—	—	—	(550,146)	(550,146)

Balance – June 30, 2020	985,589	$99	2,082,500	$208	$1,342,378	$3,657,316	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(4,061,681)	$4,191,660
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	3,758,993	(3,925,561)
Interest earned on marketable securities held in Trust Account	(4,020)	(513,916)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,500)	(95,450)
Accounts payable and accrued expenses	110,715	28,857
Net cash used in operating activities	(200,493)	(314,410)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	$65,000	$—
Repayment of promissory note – related party	—	(32,291)
Net cash provided by (used in) financing activities	65,000	(32,291)

Net Change in Cash	(135,493)	(346,701)
Cash – Beginning	135,975	528,742
Cash – Ending	$482	$182,041

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(4,992,390)	$4,191,660

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the one year from the date of the filing of this form 10Q. The Company incurred a net loss of $4,948,642 and $4,017,926, of which $4,792,947 and $3,758,993 related to a non-cash gain from the change in fair value of warrant liabilities, during the three and six months ended June 30, 2021, respectively, and has a working capital deficit of $459,391. Cash balance as of June 30, 2021, was $482. Cash used in operating activities was $200,493 for the six months ended June 30, 2021. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the issuance date of the condensed financial statements.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2021, the Company had $482 held outside of the Trust Account. Through June 30, 2021, the Sponsor has committed to provide an aggregate of $650,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 13, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity and Financial Condition

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At June 30, 2021 and December 31. 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on marketable securities held in Trust Account in the accompanying condensed statements of operations.

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

JUNE 30, 2021

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach (see Note 9).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021, December 31, 2020 and year ended December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the June 30, 2021, December 31, 2020 and year ended December 31, 2019.

Net income (Loss) Per Ordinary Share

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary subject to possible redemption
Interest earned and unrealized gains (losses) on marketable securities held in Trust Account	$1,565	$12,635	$3,113	$450,996
Net income allocable to Class A ordinary shares subject to possible redemption	$1,565	$12,635	$3,113	$450,996
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,729,062	7,120,317	6,683,183	6,905,415
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00	$0.00	$0.07

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income minus Net Earnings allocable to Class A ordinary shares subject to possible redemption
Net (loss) income	$(4,992,397)	$(550,146)	$(4,061,681)	$4,191,660
Less: Net (loss) income allocable to Class A ordinary shares subject to possible redemption	(1,565)	(12,635)	(3,113)	(450,996)
Non-Redeemable Net loss	$(4,993,962)	$(562,781)	$(4,064,794)	$3,740,664
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,403,438	3,012,183	3,449,317	3,227,085
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.47)	$(0.19)	$(1.18)	$1.16

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

Promissory Note – Related Party

On April 20, 2021, the Company issued an unsecured promissory note to LIVE Fund I Partners, L.P., pursuant to which the Company could borrow up to an aggregate principal amount up to $150,000. The note is non-interest bearing and payable on the earlier of December 31, 2021, or the date the Company consummates a business combination. As of June 30, 2021, there was $65,000 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 10, 2019, the Company pays the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021 and 2020, the Company incurred $30,000 and $60,000 of such fees. As of June 30, 2021 and December 31, 2020, $186,774 and $126,774 is included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

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

Due from Related Party

During the year ended December 31, 2020, the Company paid expenses on behalf of an affiliate. The balance due from this affiliate as of June 30, 2021 and December 31, 2020 was $7,335.

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Merger Agreement

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

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements with certain subscription investors pursuant to which the Company has agreed to issue and sell to the subscription investors (the “PIPE Investors”), in the aggregate, $26,500,000 of LIVK’s Class A Ordinary Shares (or 2,650,000 shares of Class A Common Stock into which such shares will convert in connection with the Domestication) at a purchase price of $10.00 per share (the “PIPE Financing”). The closing of the PIPE Financing will occur immediately prior to the closing of the proposed merger of the Company and AT, and is subject to customary closing conditions, including the satisfaction or waiver of the conditions set forth in the Merger Agreement.

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 1,816,900 and 1,413,205 Class A ordinary shares issued or outstanding, excluding 6,233,100 and 6,636,795 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,082,500 Class B ordinary shares, including 70,000 Representative Shares (as defined below), issued and outstanding.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

LIV CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

At June 30, 2021, there were 8,050,000 Public Warrants and 2,811,250 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$81,059,308	$81,055,288

Liabilities:
Warrant Liability – Public Warrants	1	7,647,500	5,635,000
Warrant Liability – Private Warrants	3	5,144,588	3,398,095

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

Subsequently, the Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market. The fair value of the Private Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 3 due to the use of unobservable inputs. As such, the classification of warrant liabilities for public and private warrants remain consistent for all reporting periods from December 31, 2019 through the June 30, 2021 as Level 1 and Level 2, respectively.

The following table presents the changes in the fair value of warrant liabilities at June 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$3,398,095	$5,635,000	$9,033,095
Change in valuation inputs or other assumptions	1,746,493	2,012,500	3,758,993
Fair value as of June 30, 2021	$5,144,588	$7,647,500	$12,792,088

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 27, 2021 the Board of Directors unanimously decided to cease all operations and close its permanent establishment in Mexico.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had net loss of $4,992,397, which consisted of formation and operating costs of $201,471 and a change in the fair value of warrant liabilities of $4,792,947, offset interest income on marketable securities held in Trust Account of $2,021.

For the six months ended June 30, 2021, we had net loss of $4,061,681, which consisted of formation and operating costs of $306,708 and a change in the fair value of warrant liabilities of $3,758,993, offset by interest income on marketable securities held in Trust Account of $4,020.

For the three months ended June 30, 2020, we had net loss of $550,146, which consisted of formation and operating costs of $120,468, unrealized loss on marketable securities held in Trust Account of $182,776 and change in the fair value of warrant liabilities of $444,076, offset by interest income on marketable securities held in Trust Account of $197,174.

For the six months ended June 30, 2020, we had net income of $4,191,660, which consisted of interest income on marketable securities held in the Trust Account of $513,916 and change in the fair value of warrant liabilities of $3,925,561, offset by operating costs of $247,817.

Liquidity and Capital Resources

We have principally financed our operations from the sale of equity securities. As of June 30, 2021, we had $482 held outside of the Trust Account. On July 31, 2020, the Sponsor committed to provide an aggregate of $250,000 in loans to us. On February 24, 2021, the Sponsor Commitment was amended to provide an aggregate of $650,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

We had net loss of $4,061,681 during the six months ended June 30, 2021 and have a working capital deficit of $503,146. Cash used in operating activities was $200,493 for the six months ended June 30, 2021. The aforementioned factors raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements.

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

For the six months ended June 30, 2021, cash used in operating activities was $200,493. Net loss of $4,061,681 was offset by interest earned on marketable securities held in the Trust Account of $4,020, a change in the fair value of warrant liabilities of $3,758,993, and changes in operating assets and liabilities, which provided $106,215 of cash.

For the six months ended June 30, 2020, cash used in operating activities was $314,410. Net income of $4,191,660 was impacted by change in fair value of warrant liability of $3,925,561, interest earned on marketable securities held in the Trust Account of $513,916, and changes in operating assets and liabilities, which used $66,593 of cash.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $81,059,308. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $482. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Through June 30, 2021, the Sponsor has committed to providing us with an aggregate of $650,000 in loans. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The initial fair value of the public warrants and the private placement warrants was estimated using a Monte Carlo simulation approach. As of June 30, 2021, the fair value of the Public Warrants was estimated using the Company’s publicly traded warrant price, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, solely due to the material weakness in our internal control over financial reporting that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIV CAPITAL ACQUISITION CORP.

Date: August 6, 2021	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2021	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)