Form 10-Q
period 2021-09-30
AgileThought, Inc.
filed 2021-11-15
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
AgileThought, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-39157	87-2302509
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

222 W. Las Colinas Blvd. Suite 1650E, Irving, Texas	(971) - 501-1140	75039
(Address of Principal Executive Offices)	Registrant's telephone number, including area code	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	AGIL	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AGILW	NASDAQ Capital Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 41,970,915 shares of common stock as of November 11, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•changes in domestic and foreign business, market, financial, political, regulatory and legal conditions;
•our ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•costs related to the business combination;
•changes in applicable laws or regulations;
•the financial and business performance of the Company;
•our ability to continue as a going concern;
•our ability to repay and/or continue to service our indebtedness;
•our ability to develop, maintain and expand client relationships, including relationships with our largest clients;
•our ability to successfully identify and integrate any future acquisitions;
•our ability to attract and retain highly skilled information technology professionals;
•our ability to maintain favorable pricing, utilization rates and productivity levels for our information technology professionals and their services;
•our ability to innovate successfully and maintain our relationships with key vendors;
•our ability to provide our services without security breaches and comply with changing regulatory, legislative and industry standard developments regarding privacy and data security matters;
•our ability to operate effectively in multiple jurisdictions in Latin America and in the United States in the different business, market, financial, political, legal and regulatory conditions in the different markets;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•developments and projections relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for its future operations;
•our business, expansion plans and opportunities;
•the outcome of any known and unknown litigation or legal proceedings and regulatory proceedings involving us; and
•our ability to maintain the listing of our securities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AgileThought, Inc. Unaudited Condensed Consolidated Balance Sheets

(in thousands USD, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$4,126	$9,432
Accounts receivable, net	39,444	23,800
Prepaid expenses and other current assets	8,316	3,940
Current VAT receivables	11,374	10,776
Total current assets	63,260	47,948
Property, plant and equipment, net	3,257	3,428
Goodwill and indefinite-lived intangible assets	86,781	88,809
Finite-lived intangible assets, net	67,727	71,511
Operating lease right of use assets, net	6,678	8,123
Other noncurrent assets	1,564	463
Total noncurrent assets	166,007	172,334
Total assets	$229,267	$220,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,812	$16,486
Accrued liabilities	15,141	15,080
Income taxes payable	628	164
Other taxes payable	9,439	8,203
Current portion of operating lease liabilities	4,032	3,286
Deferred revenue	1,179	2,143
Current portion of obligation for contingent purchase price	8,608	8,104
Current portion of long-term debt	36,588	11,380
Total current liabilities	96,427	64,846
Obligation for contingent purchase price, net of current portion	—	2,200
Long-term debt, net of current portion	40,296	125,963
Deferred tax liabilities, net	3,124	3,073
Operating lease liabilities, net of current portion	2,810	5,010
Warrant liability	6,072	—
Other noncurrent liabilities	4,214	992
Total liabilities	152,943	202,084
Commitments and contingencies (Note 18)
Stockholders' Equity
Class A common stock $0.0001 par value, 210,000,000 shares authorized, 41,970,915 and 34,557,480 shares issued as of September 30, 2021 and December 31, 2020, respectively	4	3
Treasury stock, 151,950 shares at cost	—	—
Additional paid-in capital	173,815	101,494
Accumulated deficit	(80,234)	(66,181)
Accumulated other comprehensive loss	(17,109)	(16,981)
Total stockholders' equity attributable to the Company	76,476	18,335
Noncontrolling interests	(152)	(137)
Total stockholder' equity	76,324	18,198
Total liabilities and stockholders' equity	$229,267	$220,282
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD, except share data)	2021	2020	2021	2020
Net revenues	$40,420	$40,114	$116,573	$129,513
Cost of revenue	29,666	26,018	82,709	87,850
Gross profit	10,754	14,096	33,864	41,663

Operating expenses:
Selling, general and administrative expenses	11,188	8,978	30,145	23,403
Depreciation and amortization	1,746	1,709	5,239	5,254
Change in fair value of contingent consideration obligations	—	(555)	(2,200)	(6,046)
Change in fair value of embedded derivative liabilities	(1,884)	—	(4,406)	—
Change in fair value of warrant liability	(759)	—	(759)	—
Equity-based compensation expense	6,469	55	6,481	180
Impairment charges	—	7,565	—	16,699
Restructuring (income) expenses	(135)	1,084	(113)	2,559
Other operating (income) expenses, net	(96)	3,205	1,011	3,704
Total operating expense	16,529	22,041	35,398	45,753
Loss from operations	(5,775)	(7,945)	(1,534)	(4,090)

Interest expense	(4,065)	(4,400)	(12,117)	(12,803)
Other (expense) income	(851)	3,002	(436)	(330)
Loss before income taxes	(10,691)	(9,343)	(14,087)	(17,223)

Income tax expense (benefit)	96	1,012	(13)	2,460
Net loss	(10,787)	(10,355)	(14,074)	(19,683)

Net loss attributable to noncontrolling interests	(188)	(28)	(21)	(127)
Net loss attributable to the Company	$(10,599)	$(10,327)	$(14,053)	$(19,556)

Loss per share (Note 16):
Basic and Diluted Class A common stock	$(0.28)	$(0.30)	$(0.39)	$(0.57)

Weighted average number of shares:
Basic and Diluted Class A common stock	37,633,267	34,557,480	35,612,677	34,557,480
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2021	2020	2021	2020
Net loss	$(10,787)	$(10,355)	$(14,074)	$(19,683)
Foreign currency translation adjustments	(886)	(4,578)	(122)	(15,354)
Comprehensive loss	(11,673)	(14,933)	(14,196)	(35,037)
Less: Comprehensive loss attributable to noncontrolling interests	(154)	(4)	(15)	(253)
Comprehensive loss attributable to the Company	$(11,519)	$(14,929)	$(14,181)	$(34,784)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2021

	Legacy Class A		Legacy Class B		Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020, as previously reported	431,682	$—	37,538	$—	—	$—	—	$—	$101,497		$(66,181)	$(16,981)	$(137)	$18,198
Retroactive application of recapitalization	(431,682)	—	(37,538)	—	34,557,480	3	151,950	—	(3)		—	—	—	—
December 31, 2020, as adjusted	—	—	—	—	34,557,480	3	151,950	—	101,494		(66,181)	(16,981)	(137)	18,198
Net (loss) income	—	—	—	—	—	—	—	—	—		(3,865)	—	30	(3,835)
Equity-based compensation	—	—	—	—	—	—	—	—	12		—	—	—	12
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—		—	(223)	5	(218)
March 31, 2021	—	—	—	—	34,557,480	3	151,950	—	101,506	—	(70,046)	(17,204)	(102)	14,157
Net income	—	—	—	—	—	—	—	—	—		411	—	137	548
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—		—	1,015	(33)	982
June 30, 2021	—	—	—	—	34,557,480	3	151,950	—	101,506		(69,635)	(16,189)	2	15,687
Net loss	—	—	—	—	—	—	—	—	—		(10,599)	—	(188)	(10,787)
Equity-based compensation	—	—	—	—	—	—	—	—	6,469		—	—	—	6,469
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—		—	(920)	34	(886)
Business combination	—	—	—	—	7,413,435	1	—	—	65,840		—	—	—	65,841
September 30, 2021	—	$—	—	$—	41,970,915	$4	151,950	$—	$173,815		$(80,234)	$(17,109)	$(152)	$76,324
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2020

	Legacy Class A		Legacy Class B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2019, as previously reported	431,682	$—	37,538	$—	—	$—	—	$—	$101,286	$(40,004)	$(3,074)		$163	$58,371
Retroactive application of recapitalization	(431,682)	—	(37,538)	—	34,557,480	3	151,950	—	(3)	—	—		—	—
December 31, 2019, as adjusted	—	—	—	—	34,557,480	3	151,950	—	101,283	(40,004)	(3,074)		163	58,371
Net loss	—	—	—	—	—	—	—	—	—	(8,183)	—		(129)	(8,312)
Equity-based compensation	—	—	—	—	—	—	—	—	69	—	—		—	69
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(11,552)		(143)	(11,695)
March 31, 2020	—	—	—	—	34,557,480	3	151,950	—	101,352	(48,187)	(14,626)		(109)	38,433
Net loss (income)	—	—	—	—	—	—	—	—	—	(1,046)	—		30	(1,016)
Equity-based compensation	—	—	—	—	—	—	—	—	56	—	—		—	56
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	926		(7)	919
June 30, 2020	—	—	—	—	34,557,480	3	151,950	—	101,408	(49,233)	(13,700)	—	(86)	38,392
Net loss	—	—	—	—	—	—	—	—	—	(10,327)	—		(28)	(10,355)
Equity-based compensation	—	—	—	—	—	—	—	—	55	—	—		—	55
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(4,602)		24	(4,578)
September 30, 2020	—	$—	—	$—	34,557,480	$3	151,950	$—	$101,463	$(59,560)	$(18,302)		$(90)	$23,514
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands USD)	2021	2020
Operating Activities
Net loss	$(14,074)	$(19,683)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of interest from convertible notes	3,068	3,097
Gain on forgiveness of debt	(1,306)	—
Provision for bad debt expense	(78)	(27)
Impairment of goodwill and other intangible assets	—	16,699
Equity-based compensation	6,481	180
Loss on disposal of property, plant and equipment	—	22
Right-of-use asset amortization	1,709	2,101
Foreign currency remeasurement	1,216	(598)
Deferred income tax provision	120	(3,656)
Obligations for contingent purchase price	(1,648)	(6,046)
Embedded derivative liabilities	(4,406)	—
Warrant liability	(759)	—
Gain on divestiture, net of cash retained	—	(1,302)
Amortization of debt issue costs	1,479	685
Depreciation and amortization	5,239	5,254
Changes in assets and liabilities:
Accounts receivable	(15,953)	6,525
Prepaid expenses and other assets	(5,616)	(2,666)
Accounts payable	7,927	2,937
Accrued liabilities and other noncurrent liabilities	(2,909)	(1,167)
Deferred revenue	(929)	(1,720)
Current VAT receivables and other taxes payable	(437)	(437)
Income taxes payable	1,430	2,174
Operating lease liabilities	(1,717)	(2,090)
Net cash (used in) provided by operating activities	(21,163)	282
Investing activities
Purchase of property, plant and equipment	(732)	(977)
Net cash used in investing activities	(732)	(977)
Financing activities
Proceeds from loans	3,873	13,370
Repayments of borrowings	(27,517)	(1,838)
Payments of transaction costs	(13,033)	—
Proceeds from PIPE investors	27,600	—
Payments of contingent consideration	—	(4,314)
Proceeds from capital contributions	25,749	—
Net cash provided by financing activities	16,672	7,218
Effect of exchange rates on cash	(83)	(850)
Net (decrease) increased in cash and cash equivalents	(5,306)	5,673
Cash, cash equivalents and restricted cash at beginning of the period	9,432	6,366
Cash, cash equivalents and restricted cash at end of the period (1)	$4,126	$12,039
__________
(1) Amount of restricted cash at end of period	$180	$169

Supplemental disclosure of non-cash investing activities and financing activities & cash flow information
Assumption of merger warrants liability	$15,123	$—
Transaction costs included in accounts payable	2,605	—
Contingent considerations related to acquisition (disposition)	—	1,413
Forgiveness of loans	1,306	—
Right-of-use assets obtained in exchange for operating lease liabilities	981	383

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

Cash paid during the period for interest	6,252	7,787
Fees due to creditor	4,000	—
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

AgileThought, Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Organization and Basis of Consolidation and Presentation
Organization
AgileThought, Inc. (“AgileThought”) is a global provider of agile-first, end-to-end digital transformation services in the North American market using on-shore and near-shore delivery.
On August 23, 2021 (the “Closing Date”), LIV Capital Acquisition Corp. (“LIVK”), a special purpose acquisition company, and AgileThought (“Legacy AgileThought”) consummated the transactions contemplated by the definitive agreement and plan of merger (“Merger Agreement”), dated May 9, 2021 (“Business Combination”). Pursuant to the terms, Legacy AgileThought merged with and into LIVK, whereupon the separate corporate existence of Legacy AgileThought ceased, with LIVK surviving such merger (the “Surviving Company”). On the Closing Date, the Surviving Company changed its name to AgileThought, Inc. (the “Company”, “AgileThought”, “we” or “us”).
Basis of Consolidation and Presentation
The Company prepares its consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)
The Business Combination was accounted for as a reverse capitalization in accordance with U.S. GAAP (the “Recapitalization”). Under this method of accounting, LIVK is treated as the acquired company and Legacy AgileThought is treated as the accounting acquirer for financial reporting purposes, resulting in no change in the carrying amount of the Company's assets and liabilities. The consolidated assets, liabilities and results of operations prior to the Recapitalization are those of Legacy AgileThought. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.
The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures normally required in annual Consolidated Financial Statements prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of normal and recurring nature, have been made for the interim periods reported. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2020 that are included in our Registration Statement on Form S-4 filed with the SEC on May 14, 2021 (“Registration Statement”). All intercompany transactions and balances have been eliminated in consolidation.
Liquidity and Going Concern
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern.

The increase in net loss associated with losses from operations due to increases in selling, general, and administrative expenses, and equity-based compensation expense, along with significant interest expense, generated the Company a net loss of $14.1 million and net cash outflows from operations of $21.2 million for the period ended September 30, 2021. At September 30, 2021, the Company had negative working capital of $33.2 million and available cash and cash equivalents of $3.9 million. Additionally, as discussed in Note 8, Long-term Debt and Note 19, Subsequent Events, the Company breached its Fixed Charge Coverage Ratio and Total Leverage Ratio covenant requirements for September 30, 2021. The closing of the amendment dated November 15, 2021, reset the covenants for the quarterly periods of September 30, 2021 to December 31, 2022. In return, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms and regulatory restrictions, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of

AgileThought’s Class A Common Stock for nominal consideration; this amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million. Absent any other action, the Company will require additional liquidity to meet its debt service requirement over the next 12 months.

The Company's board of directors has provided approval to obtain additional financing to meet our debt service requirements over the next 12 months. As of the issuance of these financial statements, the Company has received letters of best efforts from related party shareholders to provide additional debt financing in the form of convertible debt for up to $25 million. Management believes it is probable that such debt financing will be finalized and received during the fourth quarter of 2021. Our related party shareholders understand proceeds from the debt financing will be applied to satisfy our immediate $20 million payment due for the First Lien Facility on November 29, 2021.

Note 2 – Summary of Significant Accounting Policies
Refer to Note 2, Summary of Significant Accounting Policies, within our annual Consolidated Financial Statements included in our Final Prospectus for the full listing of significant accounting policies.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements. Further, certain estimates and assumptions include the direct and indirect impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations. We make significant estimates with respect to intangible assets, goodwill, depreciation, amortization, income taxes, equity-based compensation, contingencies, fair value of assets and liabilities acquired, obligations related to contingent consideration in connection with business combinations, fair value of embedded derivative liabilities, fair value of warrant liability, and asset and liability valuations. The economic impact of the pandemic on the Company’s business depends on its severity and duration, which in turn depend on highly uncertain factors such as the nature and extent of containment efforts, the spread and effects of variants, and the timing and efficacy of vaccines. The high level of uncertainty regarding this economic impact means that management’s estimates and assumptions are subject to change as the situation develops and new information becomes available. To the extent the actual results differ materially from these estimates and assumptions, the Company’s future financial statements could be materially affected.
Fair Value Measurements
The Company records fair value of assets and liabilities in accordance with Financial Accounting Standards Board’s (“FASB”) Account Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
ASC 820 includes disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reporting in one of three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are as follows:
Level 1:Quoted prices for identical instruments in active markets.
Level 2:Other valuations that include quoted prices for similar instruments in active markets that are directly or indirectly observable.
Level 3:Valuations made through techniques in which one or more of its significant data are not observable.
See Note 4, Fair Value Measurements, for further discussion.
Goodwill
Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased and is allocated to a reporting unit when the acquired business is integrated into the Company. Goodwill is not amortized but is tested for impairment annually on October 1st. The Company will also perform an assessment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may be more than its recoverable amount. Under FASB guidance, management may first assess certain qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.
When needed, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the quantitative test, we compare the fair value of the reporting unit with the respective carrying value. Management uses a combined income and public company market approach to estimate the fair value of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.
This analysis requires significant assumptions, such as estimated future cash flows, long-term growth rate estimates, weighted average cost of capital, and market multiples. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.
Intangible Assets
The Company has customer relationships (finite-lived intangible assets) and trade names (finite-lived and indefinite-lived intangible assets) on its Unaudited Condensed Consolidated Balance Sheets.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed. We test for impairment when events or circumstances indicate the carrying value of a finite-lived intangible asset may not be recoverable. Consistent with other long-lived assets, if the carrying value is not determined to be recoverable, we calculate an impairment loss based on the excess of the asset’s carrying value over its fair value. The fair value is determined using the discounted cash flow approach of multi-period excess earnings.
During the first quarter of 2021, the Company reassessed and changed the estimated economic life of a certain trade name from indefinite to finite-lived as a result of the shift in operations towards a global strategy as “One AgileThought.” As a result, the Company began amortizing a certain trade name using straight-line method over their average remaining economic life of five years.
Indefinite-lived intangible assets are not amortized but are instead assessed for impairment annually and as needed whenever events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment loss is recognized if the asset’s carrying value exceeds its fair value. The Company uses the relief from royalty method to determine the fair value of its indefinite-lived intangible assets.
Embedded Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company has evaluated the terms and features of its redeemable convertible preferred stock issued in February 2021 and identified two embedded derivatives requiring bifurcation from the underlying host instrument pursuant to ASC 815-15, Embedded Derivatives. Embedded derivatives met the criteria for bifurcation due to the instruments containing conversion options and mandatory redemption features that are not clearly and closely related to the host instrument.
Embedded derivatives are bifurcated from the underlying host instrument and accounted for as separate financial instruments. Embedded derivatives are recognized at fair value, with changes in fair value during the period are recognized in "Change in fair value of embedded derivative liabilities" in the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021 and in connection with the consummation of the Business Combination that occurred on August 23, 2021, the preferred stock was converted into common stock of the Company and the Embedded derivative ceased to exist. Refer to Note 4, Fair Value Measurements, for additional information.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”).
For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities. At the end of each reporting period, changes in fair value during the period are recognized in “Change in fair value of warrant liability” in the Company’s Unaudited Condensed Consolidated Statements of Operations. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants.
Our public warrants meet the criteria for equity classification and accordingly, are reported as a component of stockholders’ equity while our private warrants do not meet the criteria for equity classification and are thus classified as a liability.

Accounting Pronouncements
The authoritative bodies release standards and guidance, which are assessed by management for impact on the Company’s Unaudited Condensed Consolidated Financial Statements. Accounting Standards Updates (“ASUs”) not listed below were assessed and determined to be not applicable to the Company’s Unaudited Condensed Consolidated Financial Statements.
The following standards were recently adopted by the Company:
•In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes based on changes suggested by stakeholders as part of the FASB’s simplification initiative. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. This ASU was adopted by the Company on January 1, 2021, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
•In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This may impact the Company’s borrowing costs in which LIBOR is used as a reference. The amendments in this update are effective immediately for all entities. This ASU was adopted by the Company on January 1, 2021, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
•In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity. The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. This ASU was adopted by the Company on January 1, 2021, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
•In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform, that refined the scope of ASU No. 2020-04 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. This ASU was adopted by the Company during the second quarter of 2021, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
The following recently released accounting standards have not yet been adopted by the Company:
•In May 2021, the FASB issued ASU 2021-04, Earnings Per Share, Debt-Modifications and Extinguishments, Compensation-Stock Compensation, and Derivatives and Hedging-Contracts in Entity’s Own Equity. This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021 on a prospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the effect the adoption of this ASU will have on the Unaudited Condensed Consolidated Financial Statements.
Note 3 – Recapitalization
As discussed in Note 1, Organization and Basis of Consolidation and Presentation, the Company consummated the Business Combination on August 23, 2021, pursuant to the Merger Agreement dated May 9, 2021. In connection with the Business Combination, the following occurred:
• On August 20, 2021, LIVK changed jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware. As a result, each of LIVK’s issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted by operation of law, on a one-for-one basis, into shares of Class A common stock. Similarly, all of LIVK’s outstanding warrants became warrants to acquire shares of Class A common Stock.

•LIVK entered into subscription agreements with certain investors pursuant to which such investors collectively subscribed for 2,760,000 shares of the Company's Class A common stock at $10.00 per share for aggregate proceeds of $27,600,000 (the “PIPE Financing”).
•Holders of 7,479,065 of LIVK’s Class A ordinary shares originally sold in LIVK's initial public offering, or 93% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $75.3 million.
•The Business Combination was effected through the merger of Legacy AgileThought with and into LIVK, whereupon the separate corporate existence of Legacy AgileThought ceased and LIVK was the surviving corporation.
•On the Closing Date, the Company changed its name from LIV Capital Acquisition Corp. to AgileThought, Inc.
•An aggregate of 34,557,480 shares of Class A common stock were issued to holders of Legacy AT common stock and 2,000,000 shares of Class A common stock were issued to holders of Legacy AT preferred stock as merger consideration.
•After adjusting its embedded derivative liabilities to fair value, upon conversion of the preferred stock, the Company's embedded derivative liabilities were extinguished during the third quarter of 2021. Refer to Note 4, Fair Value Measurements, for additional information.
•The Company's private placement warrants meet the criteria for liability classification. During the third quarter of 2021, the Company recognized a gain of $0.8 million on private placement warrants to reflect the change in fair value. For additional information on our warrants, refer to Note 14, Warrants, and Note 4, Fair Value Measurements.
The following table reconciles the elements of the Business Combination to the additional paid-in capital in the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2021:

(in thousands USD)	Business Combination
Cash - LIVK trust and cash, net of redemptions	$5,749
Cash - PIPE Financing	27,600
Less: Transaction costs	(13,033)
Net proceeds from the Business Combination	20,316
Less: Initial fair value of warrant liabilities recognized in the Business Combination	(15,123)
Equity classification of Public Warrants	8,292
Surrender of related party receivables	(1,359)
Debt conversion	38,120
Conversion of mezzanine equity(a)	15,594
Net adjustment to total equity from the Business Combination	$65,840
_________________
(a)Relates to the transfer from mezzanine equity to permanent equity of the preferred contribution received from LIV Capital on February 02, 2021, which was considered part of the PIPE financing and upon the transaction close, was reclassified to permanent equity of the Company.

The number of shares of Class A common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Class A ordinary shares of LIVK outstanding prior to the Business Combination	8,050,000
Less: redemption of LIVK's Class A ordinary shares	(7,479,065)
Shares of LIVK's Class A ordinary shares	570,935
Shares held by LIVK's sponsor and its affiliates	2,082,500
Shares issued in the PIPE Financing	2,760,000
Shares issued to convert Legacy AgileThought's preferred stock to Class A common stock	2,000,000
Shares issued to Legacy AgileThought's common stock holders	34,557,480
Total shares of Class A common stock immediately after the Business Combination	41,970,915

Note 4 – Fair Value Measurements
The carrying amount of assets and liabilities including cash, cash equivalents, and restricted cash, accounts receivable and accounts payable approximated their fair value as of September 30, 2021, and December 31, 2020, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. Our convertible notes payable include the probability of a liquidity event. As such, these estimates are classified as Level 3 in the fair value hierarchy.
The following table summarizes our instruments where fair value differs from carrying value:

	Fair Value Hierarchy Level	September 30, 2021		December 31, 2020
(in thousands USD)		Carry Amount	Fair Value	Carry Amount	Fair Value
Bank credit agreement	Level 3	$65,871	$67,621	$93,388	$92,363
Convertible notes payable	Level 3	—	—	32,930	43,303
The above table excludes our revolving credit facility, subordinated promissory note payable and subordinated zero-coupon loan as these balances approximate fair value due to the short-term nature of our borrowings. The above table also excludes our Paycheck Protection Program loans (“PPP loans”) as the carrying value of the Company’s PPP loans approximates fair value based on the current yield for debt instruments with similar terms. During the third quarter of 2021, the Company's convertible notes payable were converted into shares of the Company Class A common stock. Refer to Note 3, Recapitalization and Note 8, Long-term Debt, for additional information.
Embedded Derivative Liabilities
In connection with the issuance of redeemable convertible preferred stock, the Company bifurcated embedded derivatives associated with redemption and conversion features. Embedded derivative liabilities are carried at fair value and classified as Level 3 in the fair value hierarchy. The Company determined the fair values of the bifurcated embedded derivatives by using a scenario-based analysis that estimated the fair value of each embedded derivative based on a probability-weighted present value of all possible outcomes related to the features.
The significant unobservable inputs used in the fair value of the Company’s embedded derivative liabilities include the probabilities of the Company’s change in control or qualified financing events, the period in which the outcomes are expected to be achieved and the discount rate. As a result of the Business Combination, the Company settled its embedded derivative liabilities and wrote off the remaining fair value during the third quarter of 2021.

(in thousands USD)	Redemption & Conversion Feature
Opening balance, December 31, 2020	$—
Recognition of embedded derivative liabilities	4,406
Change in fair value	(4,406)
Ending balance, September 30, 2021	—
Contingent Purchase Price
The Company carries its obligations for contingent purchase price at fair value. The Company recorded the acquisition-date fair value of these contingent liabilities based on the likelihood of contingent earn-out payments and stock issuances based on the underlying agreement terms. The earn-out payments and value of stock issuances are subsequently remeasured to fair value each reporting date using an income approach that is determined based on the present value of future cash flows using internal models. This estimate is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value of the Company’s obligation for contingent purchase price are the discount rate, growth assumptions, and earnings thresholds. As of September 30, 2021, the fair value of the contingent liability used a discount rate of 13.5%. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other inputs. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement.
The following table provides a roll-forward of the obligations for contingent purchase price:

(in thousands USD)	Contingent Purchase Price
Opening balance, December 31, 2020	$10,304
Cash payments	—
Change in fair value	(2,200)
Accrued interest on the contingent consideration	552
Effect of exchange rate fluctuations	(48)
Ending balance, September 30, 2021	8,608
Less: Current portion	8,608
Obligation for contingent purchase price, net of current portion	$—
Warrant Liability
As of September 30, 2021, the Company has private placement warrants, which are liability classified, as discussed in Note 14, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which required a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of private warrant liability at September 30, 2021:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1	$—
Assumed in business combination	6,831
Change in valuation inputs and other assumptions	(759)
Ending balance, September 30, 2021	$6,072

Note 5 – Balance Sheet Details
The following table provides detail of selected balance sheet items:

(in thousands USD)	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,946	$9,256
Restricted cash	180	176
Total cash, cash equivalents and restricted cash	$4,126	$9,432

(in thousands USD)	September 30, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivables	$21,948	$13,974
Unbilled accounts receivables	17,039	7,578
Related party receivables – shareholders & key personnel	—	1,305
Other receivables	778	1,210
Allowance for doubtful accounts	(321)	(267)
Total accounts receivable, net	$39,444	$23,800
The following table is a rollforward of the allowance for doubtful accounts:

	Nine Months Ended September 30,
(in thousands USD)	2021	2020
Beginning balance, January 1	$267	$388
Charges to expense	78	27
Foreign currency translation	(24)	(46)
Ending balance	$321	$369
Note 6 – Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

(in thousands USD)	September 30, 2021	December 31, 2020
Computer equipment	$4,311	$3,727
Leasehold improvements	2,285	2,333
Furniture and equipment	1,639	1,631
Computer software	2,097	1,475
Transportation equipment	57	107
	10,389	9,273
Less: accumulated depreciation	(7,132)	(5,845)
Property, plant and equipment, net	$3,257	$3,428
Depreciation expense was $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company did not recognize impairment expense related to property, plant, and equipment for the nine months ended September 30, 2021 or 2020.
Note 7 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill and indefinite-lived intangible assets for impairment, or more frequently in certain circumstances where impairment indicators arise. In the second quarter of 2020, the Company determined a triggering event had occurred requiring an interim impairment assessment resulting from the disposition of a business within the Latin America (previously Commerce) reporting unit. As a result, the Company recognized a $4.9 million impairment charge related to goodwill allocated to its Commerce reporting unit which is included within Impairment charges in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
In the third quarter of 2020, we made organizational changes to adopt a customer-centric model and align operations around the two primary regions in which we operate (Latin America and the United States), resulting in a change in our reporting unit structure from five to two reporting units. Accordingly, we first assessed our goodwill for impairment under our previous five reporting unit structure as of September 30, 2020. Upon completion of this assessment, the Company determined that impairments existed in our Analytics and Cloud reporting units, resulting from negative impacts of the COVID-19 pandemic. Accordingly, we recognized a $6.7 million impairment charge as of September 30, 2020, which is included within Impairment charges in the Consolidated Statement of Operations for the three and nine months ended September 30, 2020.
The following table presents changes in the goodwill balances as of September 30, 2021:

(in thousands USD)	LATAM	USA	Total
January 1, 2021	$40,470	$30,694	$71,164
Foreign currency translation	(733)	—	(733)
September 30, 2021	$39,737	$30,694	$70,431
Summary of our finite-lived intangible assets is as follows:

	As of September 30, 2021
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$3,399	$(26,607)	66,707	12.2
Tradename	1,234	(31)	(183)	1,020	4.1
Total	$91,149	$3,368	$(26,790)	$67,727	12.1

	As of December 31, 2020
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$4,040	(22,444)	$71,511	12.8
In 2021, the Company changed the estimated life of a certain trade name from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years (See Note 2, Summary of Significant Accounting Policies). No impairment charges were recognized related to finite-lived intangible assets during the nine months ended September 30, 2021.
The impairment of goodwill in the Commerce reporting unit as of June 30, 2020, signaled us to test its long-lived asset group in accordance with ASC 360. Upon completion of this testing, the Company determined that the customer relationship within the Commerce reporting unit was fully impaired, resulting from the disposition of a business within the Commerce reporting unit, the termination of the relationships with established customers in this reporting unit and the negative impacts of COVID-19 on this reporting unit. Accordingly, we recognized a $3.5 million impairment charge as of June 30, 2020, which is included within Impairment charges in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.
The Company’s indefinite-lived intangible assets relate to trade names acquired in connection with business combinations. The trade names balance was $16.4 million and $17.6 million as of September 30, 2021 and December 31, 2020, respectively. We recognized an impairment charge of $0.7 million for the three months ended June 30, 2020 related to the Commerce reporting unit, which is recorded within Impairment charges in the Unaudited Condensed Consolidated Statements of Operations. We subsequently recognized an impairment charge of $0.9 million for the three months ended September 30, 2020 related to the Analytics and Cloud reporting unit, which was recorded within Impairment charges in the Unaudited Condensed Consolidated Statements of Operations.

Note 8 – Long-term Debt
Long-term debt as of September 30, 2021 and December 31, 2020 consists of the following:

(in thousands USD)	September 30, 2021	December 31, 2020
Borrowings under bank revolving credit agreement, principal due November 10, 2023	$5,000	$5,000
Borrowings under bank credit agreement, principal due November 10, 2023	65,871	93,388
Unamortized debt issuance costs(a)	(5,776)	(2,978)
Borrowing under bank credit agreements, net of unamortized debt issuance costs	65,095	95,410

Borrowings under convertible note payable to related party, 13.73% interest capitalized every nine months, principal due July 18, 2024	—	16,465
Borrowings under convertible note payable to related party, 13.73% interest capitalized every nine months, principal due July 18, 2024	—	16,465
Unamortized debt issuance costs(a)	—	(126)
Convertible notes payable, net of unamortized debt issuance costs	—	32,804

Paycheck Protection Program loans, 1% interest, due May 1, 2022	7,722	9,129

Subordinated promissory note payable, guaranteed by a related party, 14% interest, principal due December 12, 2021	673	—

Subordinated debt with related party, principal due January 26, 2022	3,700	—
Unamortized debt issuance costs(a)	(306)	—
Subordinated debt with related party, net of unamortized debt issuance costs	3,394	—

Total debt, net of unamortized debt issuance cost	76,884	137,343
Less: current portion of debt	36,588	11,380
Long-term debt, net of unamortized debt issuance costs	$40,296	$125,963
_________________
(a)Debt issuance costs are presented as a reduction of the Company’s debt in the Unaudited Condensed Consolidated Balance Sheets. $1.5 million and $0.7 million of debt issuance cost amortization was charged to interest expense for the nine months ended September 30, 2021 and 2020, respectively.
Credit Agreements
In 2018, the Company entered into a revolving credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $1.5 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing limit to $5.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. As of September 30, 2021, the interest rate was 10.0%. The Company must pay an annual commitment fee of 0.5% on the unused portion of the commitment. As of September 30, 2021 and December 31, 2020, the Company had no availability under this facility.
In 2018, the Company entered into a term loan credit agreement with Monroe Capital Management Advisors LLC (“Monroe term loan”) that permits the Company to borrow up to $75.0 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing amount to $98.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. As of September 30, 2021, the interest rate was 10.0%. Principal payments of $0.6 million are due quarterly until maturity, at which time the remaining outstanding balance is due. Based on amendment dated February 2, 2021, the Company shall pay, in place of the first two regular quarterly principal installments of 2021, from February 2021 through and including July 2021, monthly principal installments of $1.0 million on the last business day of each of these six calendar months.
On March 22, 2021, the Company used $20.0 million from proceeds of issuance of preferred stock to partially pay the Monroe term loan. Refer to Note 15, Stockholders’ Equity, for additional information on issuance of preferred stock.

On June 24, 2021, an amendment was signed to modify the debt covenants for the periods September 30, 2021 and thereafter. In addition to the covenant modifications, the amendment also established the deferral of the monthly $1.0 million principal payments previously due in April and May, along with the $1.0 million payments due in June and July to September 30, 2021. As a result, the regular quarterly principal installments resumed, and the First Lien lenders charged a $4.3 million fee paid upon the end of the term loan in exchange for the amended terms. The amendment resulted in a debt modification, thus the fees payable to the First Lien lenders were capitalized and are amortized over the remaining life of the Monroe term loan. The fees have been netted against the debt as of September 30, 2021.
On September 30, 2021, the Company entered into an amendment to extend the due date of the $4.0 million in principal payments previously due for April, May, June and July, from September 30, 2021 to October 15, 2021. On October 14, 2021, the Company entered into an amendment to extend the due date from October 15, 2021 to October 29, 2021. On October 29, 2021, the Company entered into an amendment to further extend the due date from October 29, 2021 to November 19, 2021.
On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. In return, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms and regulatory restrictions, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration; this amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million.
Convertible Notes
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) that permits the Company to borrow $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest is capitalized every six months and is payable when the note is due. Immediately prior to the Business Combination, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the Company's Class A ordinary shares, which were converted into the Company's Class A common stock as a result of the Business Combination. As a result, the Company amortized the remaining $0.1 million of unamortized debt issuance costs and recognized incremental interest expense in the Unaudited Condensed Consolidated Statements of Operations.
Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received PPP loans through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The $9.3 million in PPP loans are eligible for forgiveness, and the Company expects a significant amount to be forgiven which would result in a gain to the Consolidated Statements of Operations. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. The monthly repayment terms will be established in the notification letters with the amount of loan forgiveness. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. The Company is awaiting a response on its forgiveness application related to a $7.6 million PPP loan. All loan forgiveness was recognized in other income (expense) of the Unaudited Condensed Consolidated Statements of Operations.
Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matures on December 20, 2021 (“Original Maturity Date”) but can be extended until May 19, 2022 (“Extended Maturity Date”). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed.

Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). No periodic interest payments are made and the loan is due on January 26, 2022, with an option to extend up to two additional six month terms. Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. Payment of any and all of the Subordinated Debt shall be subordinate of all existing senior debt. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date.
Financial Covenants
The Monroe term loan and the convertible notes payable establish the following financial covenants for the consolidated group:
Fixed Charge Coverage Ratio.    The Fixed Charge Coverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. For each Computation Period, it is the ratio of (a) EBITDA (as defined in the credit agreement) minus permitted tax distributions (or other provisions for taxes based on income) made during the Computation Period, minus all unfinanced capital expenditures made thereby in such Computation Period to (b) fixed charges (as defined in the credit agreement).
Capital Expenditures.   Requires the Company’s aggregate capital expenditures in any fiscal year to not exceed the capital expenditures limit for that fiscal year.
Total Leverage Ratio.   The Total Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any Computation Period as the ratio of (a) total debt (as defined in credit agreement) to (b) EBITDA for the Computation Period ending on such day.

As of September 30, 2021, the Company was in default of the Total Leverage Ratio and Fixed Charge Coverage Ratio covenants. The closing of the amendment dated November 15, 2021, reset the Fixed Charge Coverage Ratio and Total Leverage Ratio covenant ratios for the compliance periods between September 30, 2021 and December 31, 2022, effectively waiving the Company's default of the Total Leverage Ratio and Fixed Charge Coverage Ratio for the period September 30, 2021.
Per the amendment dated November 15, 2021, the amended covenants that will be in place as of September 30, 2021 will be the following:

Computation Period Ending	Fixed Charge Coverage Ratio to exceed	Total Leverage Ratio not to exceed
September 30, 2021	0.20:1.00	18.00:1.00
December 31, 2021 and March 31, 2022	0.20:1.00	6.10:1.00
June 30, 2022 and September 30, 2022	0.20:1.00	4.00:1.00
December 31, 2022 and each Computation Period ending thereafter	1.00:1.00	4.00:1.00
The capital expenditure annual limit that will be in place as of December 31, 2021 will be the following:

Computation Period Ending	Capital Expenditure Annual Limit
December 31, 2021 and the Computation Periods ending March 31, June 30, and September 30, 2022	$2.10	million
December 31, 2022 and each Computation Period ending thereafter	$2.20	million

Note 9 – Other (Expense) Income
Items included in other (expense) income in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2021	2020	2021	2020
Foreign exchange (loss) gain	$(790)	$3,109	$(1,530)	$(1,289)
Forgiveness of PPP loans	—	—	1,306	—
Gain on disposition of a business	—	129	—	1,381
Interest income	20	36	66	85
Other non-operating expense	(81)	(272)	(278)	(507)
Total other (expense) income	$(851)	$3,002	$(436)	$(330)
Note 10 – Income Taxes
Income tax expense (benefit) and effective income tax rate were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2021	2020	2021	2020
Income tax expense (benefit)	$96	$1,012	$(13)	$2,460
Effective tax rates	(0.9%)	(10.8%)	0.1%	(14.3%)
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended September 30, 2021, the Company reported a tax expense of $0.1 million on a pretax loss of $10.7 million which resulted in a negative effective tax rate of 0.9%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
For the three months ended September 30, 2020, the Company reported a tax expense of $1.0 million on a pretax loss of $9.3 million, which resulted in a negative effective tax rate of 10.8%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% primarily due to the mix of earnings in international jurisdictions with relatively higher tax rates, discrete tax items recorded in the third quarter related to impairment charges, and losses incurred in jurisdictions for which no tax benefit is recognized.
For the nine months ended September 30, 2021, the Company reported a nominal tax benefit on a pretax loss of $14.1 million which resulted in an effective tax rate of 0.1%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to losses incurred in jurisdictions for which no tax benefit is recognized.
For the nine months ended September 30, 2020, the Company reported a tax expense of $2.5 million on a pretax loss of $17.2 million, which resulted in a negative effective tax rate of 14.3%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% primarily due to the mix of earnings in international jurisdictions with relatively higher tax rates, discrete tax items recorded in the third quarter related to impairment charges, and losses incurred in jurisdictions for which no tax benefit is recognized.

Note 11 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

	Timing of Revenue Recognition	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)		2021	2020	2021	2020
Revenues by Contract Type
Time and materials	over time	$33,858	$34,730	$96,650	$112,786
Fixed price	over time	6,562	5,384	19,923	16,727
Total		$40,420	$40,114	$116,573	$129,513
Liabilities by contract related to contracts with customers
As of September 30, 2021 and December 31, 2020, deferred revenues were $1.2 million and $2.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $1.3 million and $0.7 million, respectively, that was deferred in the previous period.
Major Customers
The Company derived 13%, 10% and 10% of its revenues for the three months ended September 30, 2021 from three significant customers, as well as 15%, 14% and 12% of our revenues for the three months September 30, 2020 from three significant customers. In addition, the Company derived 13% and 10% of its revenues for the nine months ended September 30, 2021 from two significant customers, as well as 19%, 13% and 12% of our revenues for the nine months September 30, 2020 from three significant customers. Sales to these customers occur at multiple locations and the Company believes that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that the Company would not be able to identify and access a replacement market at comparable margins.
Note 12 – Segment Reporting and Geographic Information
The Company operates as a single operating segment. The Company's chief operating decision maker is the CEO, who reviews financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources.
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2021	2020	2021	2020
United States	$26,925	$28,212	$76,868	$88,927
Latin America	13,495	11,902	39,705	40,586
Total	$40,420	$40,114	$116,573	$129,513
The following table presents certain of our long-lived assets by geographic area, which includes property, plant and equipment, net and operating lease right of use assets, net:

(in thousands USD)	September 30, 2021	December 31, 2020
United States	$6,351	$7,748
Latin America	3,584	3,803
Total long-lived assets	$9,935	$11,551
Note 13 – Restructuring
Restructuring expenses consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs from workforce reductions due to the impacts of the COVID-19 pandemic and organizational changes to capture synergies from past acquisitions as we move toward one global AgileThought. We also incurred an immaterial amount of facility-related exit costs. When business slowed as a result of COVID-19, there was a reduction in force to control expenses, as not all resources could be usefully reallocated. As of September 30, 2021, the majority of the COVID-related expenses had been paid. At this time, we do not anticipate material additional restructuring charges related to COVID-19, and remaining payments will occur in 2021.
In December 2020, the Company communicated a restructuring plan to transition to an integrated, one AgileThought approach rather than managing recent acquisitions and regions separately. By creating a global organization for the information technology, human resources, and finance functions, the Company was able to capture synergies, resulting in the elimination of certain positions. The Company incurred severance costs related to these terminations, and all activity is expected to be completed by March 31, 2022.
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	One AgileThought	COVID Plan	Restructuring Total
Balance as of December 31, 2020	$2,222	$717	$2,939
Restructuring charges	—	(113)	(113)
Payments	1,974	514	2,488
Balance as of September 30, 2021	$248	$90	$338
Note 14 - Warrants
The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the Unaudited Condensed Consolidated Balance Sheets.
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's Class A common stock upon exercise of such warrant. The fair value of private placement warrants was remeasured as of September 30, 2021. Refer to Note 4, Fair Value Measurements, for additional information.
As of September 30, 2021, there were 8,050,000 public warrants and 2,811,250 private placement warrants outstanding.
As part of LIVK's initial public offering, 8,050,000 public warrants (“Public Warrants”) were sold. The Public Warrants entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable when the Company completed an effective registration statement. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
Additionally, LIVK consummated a private placement of 2,811,250 warrants (“Private Placement Warrants”). The Private Placement Warrants entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants were not be transferable, assignable or salable until 30 days after the completion of a Business Combination. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
Once the warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;

•upon not less than 30 days’ prior written notice of redemption to each warrant holder and if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the Class A common stock underlying such warrants.
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
Note 15 – Stockholders’ Equity
As a result of the Business Combination, the Company authorized two classes of common stock: Class A common stock and preferred stock.
Class A Common Stock
As of September 30, 2021, the Company has 210,000,000 shares of Class A common stock authorized, and 41,970,915 shares issued and outstanding. Class A common stock has par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2021, no shares were issued and outstanding.
Prior to the Business Combination, the Company had three classes of equity: Class A ordinary shares, Class B ordinary shares and redeemable convertible preferred stock.
Class A and Class B Shares
As of December 31, 2020, the capital stock is represented by 431,682 Class A Shares and 37,538 Class B Shares. Holders of Class A Shares were entitled to one vote per share and Holders of Class B Shares are not entitled to vote. The common shares have no preemptive, subscription, redemption or conversion rights. In connection with the Business Combination, the Company converted it's Class A and Class B ordinary shares outstanding into shares of the Company's Class A common stock. As of September 30, 2021, no shares of Class A and Class B were outstanding.
Redeemable Convertible Preferred Stock
On February 2, 2021, LIV Capital Acquisition Corp (“LIVK”), related parties to LIVK (and together with LIVK, the “Equity Investors”) and the Company entered into an equity contribution agreement. Per the agreement, the Equity Investors purchased 2 million shares of a newly created class of preferred stock at a purchase price of $10 per share for an aggregate purchase price of $20 million.
The redeemable convertible preferred stock would be redeemable for an amount in cash equal to the greater of $15 per share (the “Required Price”), or $10 per share of redeemable convertible preferred stock plus 18% interest if the Business Combination did not occur (defined in the agreement as the “Required Return”), other than as a result of LIVK’s failure to negotiate in good faith or failure to satisfy or perform any of its obligations under the merger agreement.

Additionally, the redeemable convertible preferred stock would be convertible into common shares of the Company either on a one to one basis in the event of the closing of the merger agreement, or if the merger agreement were terminated and the Company subsequently consummated an initial public offering, into a number of common shares of the Company equal to the Required Return divided by 0.9, or $16.6667, multiplied by the price at which the shares of voting common stock of the Company are initially priced in such initial public offering.
The redeemable convertible preferred stock had no voting and dividend rights until converted into common stock and had a liquidation preference equal to the amount of the Required Return.
The Company concluded that because the redemption and conversion features of the Preferred Stock were outside of the control of the Company, the instrument was recorded as temporary or mezzanine equity in accordance with the provisions of Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks.
In connection with the Business Combination, all redeemable convertible preferred stock was converted into shares of Class A common stock on a one for one basis. As of September 30, 2021, no shares of redeemable convertible preferred stock were outstanding.
Note 16 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share, retroactively restated based on the Business Combination, attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD, except share and loss per share data)	2021	2020	2021	2020
Net loss attributable to common stockholders - basic and diluted	$(10,599)	$(10,327)	$(14,053)	$(19,556)

Weighted average number of common stock - basic and diluted	37,633,267	34,557,480	35,612,677	34,557,480

Net loss per common stock - basic and diluted	$(0.28)	$(0.30)	$(0.39)	$(0.57)
The following table presents securities that are excluded from the computation of diluted net loss per common stock as of the periods presented because including them would have been antidilutive:

	September 30,
	2021	2020
Public and private placement warrants	10,861,250	—
Unvested stock based compensation awards with service and performance vesting conditions	1,500	3,150
Note 17 – Equity-based Arrangements
The Company has granted various equity-based awards to its employees and board members as described below. The Company issues, authorized but unissued shares, for the settlement of equity-based awards.
2020 Equity Plan
On August 4, 2020, the Company adopted the 2020 Equity Plan with the intent to encourage and retain certain of the Company’s senior employees, as well as board members. Pursuant to the 2020 Equity Plan, senior employees may receive up to 7,465 of Class A restricted stock units (“RSUs”) subject to time-based vesting and the occurrence of a liquidity event while board members may receive up to 300 Class A RSUs subject to time-based vesting. The awards were granted on August 4, 2020 and generally vest ratably over a three-year service period on each successive August 4th. The grant date fair value for the RSUs under the 2020 Equity Plan was approximately $5.8 million.
On May 9, 2021, the Company announced the acceleration of 1,372 performance-based RSUs that the Board previously granted which covered shares of the Company’s Class A common stock pursuant to the Company’s 2020 Equity Plan. The liquidity requirement of the accelerated of RSU's was removed per the Board approval on August 19, 2021. The acceleration of RSUs became effective immediately prior to the Business Combination. During the three months ended September 30, 2021, the Company recognized $1.0 million of equity-based compensation expense related to acceleration of RSUs pursuant to the 2020 Equity Plan.
On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 4,921 RSUs. The RSU cancellation agreements were effective immediately prior to the Business Combination. Additionally, the remaining 1,472 RSUs were forfeited.
Additionally, during the three months ended September 30, 2021, the Company granted additional fully vested stock awards covering shares of Class A common stock pursuant to the 2020 Equity Incentive Plan. The compensation expense related to this award recognized during the three months ended September 30, 2021 was $5.5 million.
Expense during the three and nine months ended September 30, 2020 related to board members’ RSUs pursuant to the 2020 Equity Incentive Plan was $0.1 million and $0.2 million, respectively.
AgileThought, LLC PIP
In connection with the AgileThought, LLC acquisition in July 2019, the Company offered a performance incentive plan (“AT PIP”) to key AgileThought, LLC employees. Pursuant to the AT PIP, participants may receive up to an aggregate of 3,150 Class A shares based on the achievement of certain EBITDA -based performance metrics during each of the fiscal years as follows: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metric was not met in 2020 and the related awards were cancelled. The remaining AT PIP will be paid to the participants as follows:
Performance incentive 2021:   50% within the first 60 days of calendar year 2022; and the remaining 50% within the first 60 days of calendar year 2023
Performance incentive 2022:   50% within the first 60 days of calendar year 2023; and the remaining 50% within the first 60 days of calendar year 2024.
Participants do not begin to vest in the performance share units (“PSUs”) granted under the AT PIP until January 1, 2020. In order to qualify for payment, the Participant: (a) has to be actively employed by the Company or one of its affiliates, and (b) has to not have breached any of his or her noncompetition covenants in the definitive documents. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any equity-based compensation expense related to this plan as performance metrics were not probable of being achieved. The grant date fair value for the PSUs under the AT PIP was approximately $1.2 million.
4th Source Performance Incentive Plan
On November 15, 2018, the Company acquired 4th Source and offered shares to key 4th Source employees under a Performance Incentive Plan (“the 4th Source PIP”).
Pursuant to the 4th Source PIP, participants may receive up to an aggregate of 8,394 shares based on the achievement of certain EBITDA-based performance metrics during each of the fiscal years as follows: up to 3,222 shares for 2018, up to 4,528 shares for 2019, and up to 644 shares for 2020. The EBITDA-based performance metric was not met in 2020 and the related PSUs were cancelled. As of September 30, 2021 the 4th Source PIP has been cancelled.
The grant date fair value for the PSUs was approximately $2.9 million. The Company estimated the fair value of the awards that are subject to service-based vesting requirements and performance vesting requirements, based upon our common shares’ fair value, as of the grant dates.
AgileThought Inc. Management Performance Share Plan
In 2018, the Company adopted the Management Performance Share Plan, which provides for the issuance of PSUs. These awards representing an aggregate of 1,232 Class A shares vest upon the occurrence of a liquidity event, attainment of certain performance metrics and service-based vesting criteria. On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 1,232 RSUs pursuant to the 2018 AN Management Compensation Plan. The RSU cancellation agreements were effective immediately prior to the Business Combination.
2017 AN Management Stock Compensation Plan

On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 1,880 RSUs pursuant to the 2017 AN Management Compensation Plan. The RSU cancellation agreements were effective immediately prior to the Business Combination.
The following table summarizes all of our equity-based awards activity for the plans described above:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding as of December 31, 2020	20,127	$577.18
Awards granted	—	—
Awards forfeited / cancelled	(17,255)	569.80
Awards vested	(1,372)	745.92

Awards outstanding as of September 30, 2021	1,500	$389.00

Awards vested as of September 30, 2021	1,372	$745.92
Awards unvested as of September 30, 2021	1,500	$389.00
As of September 30, 2021, the Company had $0.6 million of unrecognized stock-based compensation expense related to the AT PIP. The unrecognized stock-based compensation expense related to the AT PIP is expected to be recognized over a weighted-average period of 0.8 years.
Note 18 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2021 and December 31, 2020, the Company had labor lawsuits in process, whose resolution is pending. As of September 30, 2021 and December 31, 2020, the Company has recorded liabilities for labor lawsuits and/or litigation of $0.7 million and $0.8 million, respectively.
Note 19 – Subsequent Events
On September 30, 2021, the Company entered into an amendment to extend the due date of the $4.0 million in principal payments previously due for April, May, June and July, on the First Lien Facility from September 30, 2021 to October 15, 2021. On October 14, 2021, the Company entered into an amendment to extend the due date from October 15, 2021 to October 29, 2021. On October 29, 2021, the Company entered into an amendment to further extend the due date from October 29, 2021 to November 19, 2021.
On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. In return, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms and regulatory restrictions, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration; this amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million. As of the issuance of these financial statements, the Company has received letters of best efforts from certain existing shareholders to provide additional debt financing in the form of convertible debt for up to $25 million. Management believes it is probable that such debt financing will be finalized and received during the fourth quarter of 2021. These shareholders understand proceeds from the debt financing will be applied to satisfy our immediate

$20 million payment due for the First Lien Facility on November 29, 2021. Refer to Note 8, Long-term Debt, for additional information.
Management has evaluated all subsequent events until November 15, 2021, when the condensed consolidated financial statements were issued. Accordingly, where applicable, the notes to these condensed consolidated financial statements have been updated and adjustments to the Company's condensed consolidated financial statements have been reflected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in the definitive proxy statement/final prospectus (“Final Prospectus”), filed by AgileThought, Inc. (f/k/a LIV Capital Acquisition Corp.) with the Securities and Exchange Commission on August 2, 2021, and unaudited condensed consolidated financial statements and the related notes included in this Item 1 "Financial Statements" in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
For purposes of this item only “AgileThought”,“the Company,” “we,” “us” or “our” refer to AgileThought, Inc. and its subsidiaries, unless the context otherwise requires.
Capitalized terms used but not defined in this Form 10-Q shall have the meanings ascribed to them in the Final Prospectus.
Overview
We are a leading provider of agile-first, end-to-end digital transformation services in the North American market using onshore and nearshore delivery. We offer client-centric, onshore and nearshore agile-first digital transformation services that help our clients transform by building, improving and running new solutions at scale. Our services enable our clients to leverage technology more effectively to obtain better business outcomes. From consulting to application development and cloud services to data management and automation, we strive to create a transparent, collaborative, and responsive experience for our clients.
Since our inception, we have added a variety of services, acquired several businesses and expanded our operations throughout North America:
•2000: Founded in Mexico.
•2015 – 2016: Partnered with Nexxus, completed five acquisitions and established capabilities in digital transformation, cloud solutions, advanced analytics and digital marketing. Also launched digital transformation services.
•2017: Partnered with Credit Suisse, completed three acquisitions and established capabilities in ecommerce.
•2018: Acquired 4th Source, expanded U.S. footprint and enhanced presence with clients from the healthcare industry.
•2019: Acquired AgileThought, LLC, expanded U.S. footprint, enhanced delivery capabilities and presence with large clients within the professional services industry, relocated global headquarters to Dallas, Texas and changed name to AgileThought, Inc.
For the nine month period ended September 30, 2021, we had 181 active clients, and for the twelve month period ended September 30, 2021, we had 204 active clients.
As of September 30, 2021 we had 7 delivery centers across the United States, Mexico, Brazil, Argentina and Costa Rica from which we deliver services to our clients. As of September 30, 2021, we had 2,231 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of September 30,		As of December 31,
Employees by Geography	2021	2020	2020
United States	376	375	409

Latin America	2,228	1,931	1,873
Total	2,604	2,306	2,282
Total headcount increased by 298 people from September 30, 2020 to September 30, 2021. The increase is related mainly to the hiring of 236 billable employees as a result of the increasing demand observed during 2021. Our Latin America based headcount increased by 297 people from September 30, 2020 to September 30, 2021 whereas our United States based headcount increased by one person from September 30, 2020 to September 30, 2021, mainly as a result of our strategy to hire nearshore resources to staff new sold contracts during the first half of 2021.
The following table presents our revenue by geography for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geography	2021	2020	2021	2020
	(in thousands)
United States	$26,925	$28,212	$76,868	$88,927
Latin America	13,495	11,902	39,705	40,586
Total	$40,420	$40,114	$116,573	$129,513
For the three and nine months ended September 30, 2021, our revenue was $40.4 million and $116.6 million respectively, as compared to $40.1 million and $129.5 million for the three and nine months ended September 30, 2020, respectively. We generated 66.6% and 70.3% of our revenue from clients located in the United States and 33.4% and 29.7% of our revenue from clients located in Latin America for the three months ended September 30, 2021 and 2020, respectively.We generated 65.9% and 68.7% of our revenue from clients located in the United States for the nine months ended September 30, 2021 and 2020, respectively, and 34.1% and 31.3% of our revenue from clients located in Latin America and Other for the nine months ended September 30, 2021 and 2020, respectively.
The following table presents our loss before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Loss before income taxes	$(10,691)	$(9,343)	$(14,087)	$(17,223)
Our loss before income taxes was $10.7 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and, for the same periods, our loss as a percentage of revenue was 26.7% and 25.8%, respectively. Our loss before income taxes was $14.1 million and $17.2 million for the nine months ended September 30, 2021 and 2020, respectively, and, for the same periods, our loss as a percentage of revenue was 12.1% and 15.2%, respectively.
Impact of COVID-19
The COVID-19 pandemic continued to cause substantial global public health and economic challenges during 2020 and 2021 and our employees, communities and business operations, as well as the global economy and financial markets continue to be affected. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. Future developments and actions to contain the public health and economic impact of the COVID-19 pandemic on the markets we serve are rapidly evolving and highly uncertain.
To the extent that the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact of the COVID-19 pandemic disclosed in and supplemented by this section. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our present awareness or control.

Our COVID-19 Pandemic Response
Since the beginning of the COVID-19 pandemic, we have made the safety and well-being of our employees our top priority. As governments lift and re-impose restrictions on group gatherings, commercial operations, and travel, and as vaccines and therapeutics become available, we have applied those changing requirements to our business to maintain the health and safety of our employees and serve our customers in a manner consistent with appropriate public health considerations.
Our Employees
The vast majority of our employees can productively and securely work from a remote location. Our remaining personnel are providing services from our offices or our customers’ facilities. We therefore do not expect that COVID-19 related restrictions on group gatherings and non-essential businesses will have a material adverse effect on our ability to operate our business or productively deliver services to our customers, nor on our financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. In addition, with the increase in remote access to our systems and networks, we have accelerated some ongoing security initiatives and programs.
Many countries where our personnel regularly conduct business have extended or expanded restrictions on travel and immigration from other countries, including a suspension of most immigration and non-immigration visas issued by the United States. Further extensions or tightening of these travel and immigration restrictions may continue to impact our operations. However, we do not believe that the current travel and immigration restrictions will have a material adverse effect on our business or financial condition.
Our Customers
Our adaptive global delivery model enables us to deliver our services and solutions to our customers from remote locations. We continue to provide our customers with the products, services, and solutions they seek to deliver their business results. In addition, we continually assess our customers’ current and future needs for our personnel to work at their facilities and our global delivery centers so that we can deploy resources safely and in accordance with COVID-19 mitigation efforts.
The prolonged deterioration of economic conditions for some of our customers could materially reduce our revenue and profitability. Reduced demand from our customers, persistent financial distress in our customer base, and the continued volatility in macroeconomic conditions have and could continue to adversely impact revenues and decrease the collectability of our trade receivables. Any or all of these factors could negatively impact our results of operations. Depending on the duration of the COVID-19 pandemic and the timing and speed of economic recovery, reduced revenue growth relative to prior years could extend beyond 2021.
We expect continued uncertainty around the pandemic's impact on our business, results of operations and financial condition. We actively monitor our business and the needs of our employees, customers, and communities to determine the appropriate actions to protect their health and safety and our ongoing operations. This includes actions informed by the requirements and recommendations of public health authorities. Economic and demand uncertainty in the current environment may impact our future results. We continue to monitor the demand for our services including the duration and degree to which we see declines or delays in new customer projects and payment for services performed. Although signs of recovery are starting to be observed during the first nine months of 2021, the demand for our services mainly in our U.S. operations, our ability to staff such demand and build capacity are key factors that continue to impact our business and results of operations.
We continue to assess how the effects of COVID-19 on the economy may impact human capital allocation, revenues, profitability, and operating expenses.
Acquisitions
We have historically pursued acquisitions that expanded our services capabilities, industry-specific expertise and onshore and nearshore footprint. We plan to selectively pursue “tuck-in” transactions in the future that will help us augment our capabilities, establish new and deeper client relationships and expand our cross-selling opportunities.
In November 2018, we acquired 4th Source, Inc., or 4th Source, headquartered in Tampa, Florida, for a total consideration of $52.8 million. In connection with the acquisition, we agreed to pay certain continuing employees of 4th Source, Inc., up to an aggregate of 8,394 shares of our common stock based on the achievement of certain EBITDA-based performance metrics during each of the following fiscal years: up to 3,222 shares for 2018, up to 4,528 shares for 2019, and up to 644 shares for 2020. The EBITDA-based performance metric was not met in 2020 and the related PSUs were cancelled. The grant fair value of these performance stock units was approximately $2.9 million. The acquisition of 4th Source enhanced our offerings for our healthcare and retail clients and supported our transition into the U.S. market. The acquisition of 4th Source also provided us with more than 500 highly trained bi-lingual consultants located in Merida, Colima, and Mexico City, Mexico, who provide nearshore services to clients in the U.S.
In July 2019, we acquired AgileThought, LLC, headquartered in Tampa, Florida. The fair value of the aggregate consideration on the acquisition date was $60.8 million. In addition, in connection with the acquisition, we have agreed to pay certain continuing employees of AgileThought, LLC up to an aggregate of 3,150 shares of our common stock based on the achievement of certain EBITDA -based performance metrics during each of the following fiscal years: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metric was not met in 2020 and the related awards were cancelled. The grant fair value of these performance stock units was approximately $1.2 million. The acquisition of AgileThought, LLC enhanced our delivery capabilities to clients in the professional services industry and further supported our transition into the U.S. market. The acquisition of AgileThought, LLC also provided us with approximately 330 employees based primarily across Florida. Following the acquisition, we changed our name from AN Global Inc. to AgileThought, Inc.
Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both of which are U.S. headquartered and operated companies. These acquisitions have accelerated our growth in the U.S. market. For the three month periods ended September 30, 2021 and September 30, 2020, we had 59 and 63 active clients in the United States, respectively, for the nine month periods ended September 30, 2021 and September 30, 2020, respectively, we had 75 and 83 active clients in the United States, and for the twelve month period ended September 30, 2021 we had 82 active clients in the United States. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of September 30, 2021, we had 376 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.
Penetrate Existing Clients via Cross-Selling
We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $26.3 million, or 65.1%, and $27.3 million, or 68.1%, of our total revenue in the three months ended September 30, 2021 and 2020, respectively. Our ten largest active clients based on revenue accounted for $76.3 million, or 65.5%, and $87.0 million, or 67.2%, of our total revenue in the nine months ended September 30, 2021 and 2020, respectively. The average revenue from our ten largest clients was $2.6 million and $2.7 million in the three months ended September 30, 2021 and 2020, respectively, and was $7.6 million and $8.7 million in the nine months ended September 30, 2021 and 2020, respectively. The following table shows the active clients concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for Three Months Ended September 30,		Percent of Revenue for Nine Months Ended September 30,
Client Concentration	2021	2020	2021	2020
Top client	13.0%	15.3%	13.2%	19.1%
Top five clients	45.5%	53.7%	44.7%	55.6%

Top ten clients	65.1%	68.1%	65.5%	67.2%
Top twenty clients	79.8%	81.8%	79.4%	79.4%
The following table shows the number of our active clients by revenue for the periods presented:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
Active Clients by Revenue	2021	2020	2021	2020
Over $5 Million	1	2	8	5
$2 – $5 Million	5	2	3	5
$1 – $2 Million	3	4	13	14
Less than $1 Million	129	165	157	216
Total	138	173	181	240
The decrease in the total number of active clients from September 30, 2020 to September 30, 2021 is mainly related to the completion of smaller customer projects and maintenance engagements in 2020 that were not subsequently renewed as a result of COVID-19 pandemic effects.
We believe we have the opportunity to further cross-sell our clients with additional services that we have enhanced through recent acquisitions. However, our ability to increase sales to existing clients will depend on several factors, including the level of client satisfaction with our services, changes in clients’ strategic priorities and changes in key client personnel or strategic transactions involving clients, as well as pricing, competition and overall economic conditions.
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of September 30, 2021, we had 2,604 employees. From December 31, 2018 to December 31, 2020, our number of employees decreased from 2,743 to 2,282. The decline is related to COVID-19 pandemic effects on our business, as two of our largest customers in the U.S. reduced their IT spending, combined with the contract transition with our largest client in Latin America that prompted certain cost-saving actions such as a headcount reduction. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 new delivery centers including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2018 to December 31, 2020, our delivery headcount decreased by 319 employees, or 14.0%. The decrease is mainly explained by the headcount reductions implemented during 2020 as a result of the COVID-19 pandemic impacts on our business.However, from December 31, 2020 to September 30, 2021, our delivery headcount increased by 271 employees, driven by the demand recovery observed during the first nine months of 2021. As we continue to grow our relationships, we will expand our delivery centers in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues to materialize, and as we continue to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
COVID-19 Related Updates
In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease has continued to spread across the globe, including extensively within the United States, and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, several local, state, and federal governments have been prompted to take unprecedented steps that include, but are not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.
Starting in March 2020, headwinds to our business related to the pandemic were largely centered around our U.S. customers operating in the professional services industry, as two of our largest customers reduced their IT spending as a result of the negative impacts of the COVID-19 pandemic. After witnessing a low point in December 2020, our business with these two customers started to recover, although recovery to pre-COVID levels is still uncertain. We continue to take precautionary measures intended to minimize the health risk to our employees, customers, and the communities in which we operate. A significant proportion of our employees continue to work remotely while a few are serving customers directly at their locations. Even as certain local governments in the countries in which we operate are beginning to lift restrictions, we have not yet declared a generalized return to our facilities as the safety and health of our team is our top priority. As vaccines and therapeutics become available, we will evaluate a gradual return to our U.S. and Latin America facilities. We continue to deliver services to our customers in this hybrid model and this has resulted in minimal disruption in our operational and delivery capabilities.
In the nine months ended September 30, 2021, we did not recognize any material allowances to doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all our customers regarding their ability to fulfill their payment obligations. A non-significant number of customers requested extended payment terms during the second and third quarters of 2020, however they have already reverted to their original payment terms. We continue to review our accounts receivable on a regular basis and established processes to ensure payments from our customers.
Key Business Metrics
We regularly monitor several financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key non-GAAP and business metrics may be calculated in a different manner than similarly titled metrics used by other companies. See “— Non-GAAP Measures” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

	Nine Months Ended September 30,
	2021	2020
Gross Profit Margin	29.0%	32.2%
Adjusted EBITDA (in thousands)	$3,124	$17,143
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	28	31
Revenue concentration with top 10 clients	65.5%	67.2%
Gross Profit Margin
We monitor gross profit margin to understand the profitability of the services we provide to our clients. Gross profit margin is calculated as net revenues for the period minus cost of revenue for the period, divided by net revenues.
Adjusted EBITDA
We monitor Adjusted EBITDA to understand the overall operating profitability of our business. We define and calculate EBITDA as net loss plus income tax expense (benefit), plus interest expense, net, plus depreciation and amortization. Adjusted EBITDA is EBITDA further adjusted to exclude the change in fair value of embedded derivative liabilities, plus change in fair value of contingent consideration obligations, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus foreign exchange loss (gain), plus gain on business disposition, plus gain on debt extinguishment or debt forgiveness, plus certain transaction costs, plus certain other expense, net. These adjustments also include certain costs and transaction related items that are not reflective of the underlying operating performance of the Company.
See “— Non-GAAP Measures” for additional information and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

Number of Large Active Clients
We monitor our number of large active clients to better understand our progress in winning large contracts on a period-over-period basis. We define the number of large active clients as the number of active clients from whom we generated more than $1.0 million of revenue in the prior 12-month period. For comparability purposes, we include the clients of the acquired businesses that meet these criteria to properly evaluate total client spending evolution.
Revenue Concentration with Top 10 clients
We monitor our revenue concentration with top 10 clients to understand our dependence on large clients on a period-over-period basis and to monitor our success in diversifying our revenue base. We define revenue concentration as the percent of our total revenue derived from our ten largest active clients.
Components of Results of Operations
Our business is organized into a single reportable segment. The Company's chief operating decision maker is the CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Net Revenues
Revenue is derived from the several types of integrated solutions we provide to our clients. Revenue is organized by contract type and geographic location. The type of revenue we generate from customers is classified based on: (i) time and materials, and (ii) fixed price contracts. Time and materials are transaction-based, or volume-based contracts based on input method such as labor hours incurred. Fixed price contracts are contracts where price is contractually predetermined. Revenue by geographic location is derived from revenue generated in the United States and Latin America and Other, which includes Mexico, Argentina, Brazil, Costa Rica, Spain and the United Kingdom.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs associated with our personnel and fees from third-party vendors engaged in the delivery of our services, including: salaries, bonuses, benefits, project related travel costs, software licenses and any other costs that relate directly to the delivery of our services.
Gross Profit
Gross profit represents net revenues less cost of revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists primarily of employee-related costs associated with our sales, marketing, legal, accounting and administrative personnel. Selling, general and administrative expenses also includes legal costs, external professional fees, brand marketing, provision for doubtful accounts, as well as expenses associated with our back-office facilities and office infrastructure, information technology, and other administrative expenses.
Depreciation and Amortization
Depreciation and amortization consist of depreciation and amortization expenses related to customer relationships, computer equipment, leasehold improvements, furniture and equipment, and other assets.
Change in Fair Value of Contingent Consideration Obligations
Changes in fair value of contingent consideration obligations consists of changes in estimated fair value of earnout arrangements entered into as part of our business acquisition process.
Change in Fair Value of Embedded Derivative Liabilities
Changes in fair value of embedded derivative liabilities consists of changes in the fair value of redemption and conversion features embedded within our preferred stock.
Change in Fair Value of Warrant Liability

Changes in fair value of warrant liability consist of changes to the outstanding public and private placement warrants assumed upon the consummation of the Business Combination.
Equity-based Compensation Expense
Equity-based compensation expense consists of compensation expenses recognized in connection with performance incentive awards granted to our employees and board members.
Impairment Charges
Impairment charges relate to losses on impairment of goodwill and intangible assets.
Restructuring (Income) Expenses
Restructuring (income) expenses consists of costs associated with business realignment efforts and strategic transformation costs resulting from value creation initiatives following business acquisitions, which primarily relate to severance costs from back-office headcount reductions.
Other Operating (Income) Expenses, Net
Other operating (income) expenses, net consists primarily of acquisition related costs and transaction costs related, including legal, accounting, valuation and investor relations advisors, and compensation consultant fees, as well as other operating expenses.
Interest Expense
Interest expense consists of interest incurred in connection with our long-term debt obligations, and amortization of debt issuance costs.
Other (Expense) Income
Other (expense) income consists of interest income on invested funds, impacts from foreign exchange transactions, gain on disposition of business, gain on loan forgiveness and other expenses.
Income Tax Expense (Benefit)
Income tax expense (benefit) represents expenses or benefits associated with our operations based on the tax laws of the jurisdictions in which we operate. Our calculation of income tax expense (benefit) is based on tax rates and tax laws at the end of each applicable reporting period.
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the presented periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net revenues	$40,420	$40,114	$116,573	$129,513
Cost of revenue	29,666	26,018	82,709	87,850
Gross profit	10,754	14,096	33,864	41,663
Operating expenses:
Selling, general and administrative expenses	11,188	8,978	30,145	23,403
Depreciation and amortization	1,746	1,709	5,239	5,254
Change in fair value of contingent consideration obligations	—	(555)	(2,200)	(6,046)
Change in fair value of embedded derivative liabilities	(1,884)	—	(4,406)	—
Change in fair value of warrant liability	(759)	—	(759)	—
Equity-based compensation expense	6,469	55	6,481	180
Impairment charges	—	7,565	—	16,699

Restructuring (income) expenses	(135)	1,084	(113)	2,559
Other operating (income) expenses, net	(96)	3,205	1,011	3,704
Total operating expenses	16,529	22,041	35,398	45,753
Loss from operations	(5,775)	(7,945)	(1,534)	(4,090)
Interest expense	(4,065)	(4,400)	(12,117)	(12,803)
Other (expense) income	(851)	3,002	(436)	(330)
Loss before income tax	(10,691)	(9,343)	(14,087)	(17,223)
Income tax expense (benefit)	96	1,012	(13)	2,460
Net loss	(10,787)	(10,355)	(14,074)	(19,683)
Net loss attributable to noncontrolling interests	(188)	(28)	(21)	(127)
Net loss attributable to the Company	$(10,599)	$(10,327)	$(14,053)	$(19,556)
The following table sets forth our condensed consolidated statements of operations information expressed as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September
	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.4%	64.9%	71.0%	67.8%
Gross profit	26.6%	35.1%	29.0%	32.2%
Operating expenses:
Selling, general and administrative expenses	27.7%	22.4%	25.9%	18.1%
Depreciation and amortization	4.3%	4.3%	4.5%	4.1%
Change in fair value of contingent consideration obligations	—%	(1.4)%	(1.9)%	(4.7)%
Change in fair value of embedded derivative liabilities	(4.7)%	—%	(3.8)%	—%
Change in fair value of warrant liability	(1.9)%	—%	(0.7)%	—%
Equity-based compensation expense	16.0%	0.1%	5.6%	0.1%
Impairment charges	—%	18.9%	—%	12.9%
Restructuring (income) expenses	(0.3)%	2.7%	(0.1)%	2.0%
Other operating (income) expenses, net	(0.2)%	8.0%	0.9%	2.9%
Total operating expenses	40.9%	55.0%	30.4%	35.4%
Loss from operations	(14.3)%	(19.9)%	(1.4)%	(3.2)%
Interest expense	(10.1)%	(11.0)%	(10.4)%	(9.9)%
Other (expense) income	(2.1)%	7.5%	(0.4)%	(0.3)%
Loss before income tax	(26.5)%	(23.4)%	(12.2)%	(13.4)%
Income tax (benefit) expense	0.2%	2.4%	—%	1.8%
Net loss	(26.7)%	(25.8)%	(12.2)%	(15.2)%
Net loss attributable to noncontrolling interests	(0.5)%	(0.1)%	—%	(0.1)%
Net loss attributable to the Company	(26.2)%	(25.7)%	(12.2)%	(15.1)%
Comparison of Three Months Ended September 30, 2021 and 2020
Net revenues

Three Months Ended September 30,		% Change
2021	2020	2021 vs. 2020

(in thousands, except percentages)
Net Revenues	$40,420	$40,114	0.8%
Net revenues for the three months ended September 30, 2021 increased $0.3 million, or 0.8%, to $40.4 million from $40.1 million for the three months ended September 30, 2020. The increase was mainly due to the project scope increases with our existing clients, and new projects that began during the third quarter of 2021.
Net Revenues by Geographic Location

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
United States	$26,925	$28,212	(4.6)%
Latin America	13,495	11,902	13.4%
Total	$40,420	$40,114	0.8%
Net revenues from our United States operations for the three months ended September 30, 2021 decreased $1.3 million, or 4.6%, to $26.9 million from $28.2 million for the three months ended September 30, 2020. The change was mainly driven by a $5.9 million decrease in information technology spending from two customers in the professional services industry and service volume reduction with other smaller clients due to the COVID-19 pandemic, offset by a $4.6 million increase related to extended scope of work with existing customers, as well as new customers.
Net revenues from our Latin America operations for the three months ended September 30, 2021 increased $1.6 million, or 13.4%, to $13.5 million from $11.9 million for the three months ended September 30, 2020. The change was driven by an increase of $2.2 million related to increased volume in retail and financial services clients, offset by a $0.6 million decrease in revenues from other customers as a result of project scope reductions due to the COVID-19 pandemic or project terminations.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Time and materials	$33,858	$34,730	(2.5)%
Fixed price	6,562	5,384	21.9%
Total	$40,420	$40,114	0.8%
Net revenues from our time and materials contracts for the three months ended September 30, 2021 decreased approximately $0.9 million, or 2.5%, to $33.9 million from $34.7 million for the three months ended September 30, 2020. The main driver of the net variation is related to the project scope reductions and suspensions with our US clients within the professional services industry due to the effects of the COVID-19 pandemic and the shift from time and material services to fixed price Agile pods with one of our clients within the financial services industry. Net revenues from our fixed price contracts for the three months ended September 30, 2021 increased $1.2 million, or 21.9%, to $6.6 million from $5.4 million for the three months ended September 30, 2020. The main driver of the net increase is related to the shift to fixed price Agile pods with one of our clients from the financial services industry.
Cost of revenue

Three Months Ended September 30,		% Change
2021	2020	2021 vs. 2020
(in thousands, except percentages)

Cost of revenue	$29,666	$26,018	14.0%
% of net revenues	73.4%	64.9%
Cost of revenue for the three months ended September 30, 2021 increased $3.7 million, or 14.0%, to $29.7 million from $26.0 million for the three months ended September 30, 2020. The increase was primarily driven by the costs of non-billable onboarding time of new hires and lower utilization due to preparation for new bookings and the effects of the new labor law in Mexico which increased the payroll cost of the Mexican workforce.
Selling, general and administrative expenses

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Selling, general and administrative expenses	$11,188	$8,978	24.6%
% of net revenues	27.7%	22.4%
Selling, general and administrative expenses for the three months ended September 30, 2021 increased $2.2 million, or 24.6%, to $11.2 million from $9.0 million for the three months ended September 30, 2020. The increase was primarily due to a $2.0 million increase in employee costs mostly driven by increased sales headcount and the effect of a new variable compensation plan for the sales and delivery teams.
Depreciation and amortization

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Depreciation and amortization	$1,746	$1,709	2.2%
% of net revenues	4.3%	4.3%
Depreciation and amortization for three months ended September 30, 2021 and 2020, was $1.7 million, respectively.
Change in fair value of contingent consideration obligations

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of contingent consideration obligations	$—	$(555)	(100.0)%
% of net revenues	—%	(1.4)%
Change in fair value of contingent consideration obligations for the three months ended September 30, 2021 decrease $0.6 million. The change is due to the AgileThought LLC business not meeting some of the 2020 and 2021 performance metrics established as part of contingent consideration associated with the acquisition, thus adjusting the fair value of the earnouts of subsequent periods.

Change in fair value of embedded derivative liabilities

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$(1,884)	$—	100.0%
% of net revenues	(4.7)%	—%
Change in fair value of embedded derivative liabilities for the three months ended September 30, 2021 resulted in a gain of $1.9 million. The gain was primarily driven by settlement of embedded derivative liabilities that occurred as a result of the Business Combination.
Change in fair value of warrant liability

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of warrant liability	$(759)	$—	100.0%
% of net revenues	(1.9)%	—%
Change in fair value of warrant liability for the three months ended September 30, 2021 resulted in a gain of $0.8 million. The gain was primarily driven by a decrease in market price of public stock, increase in risk-free rate of return and increased volatility used to estimate the fair value of our warrant liability from August 23, 2021 to September 30, 2021.
Equity-based compensation expense

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Equity-based compensation expense	$6,469	$55	>1000.0%
% of net revenues	16.0%	0.1%
Equity-based compensation expense for the three months ended September 30, 2021 increased $6.4 million, or over 1000.0%, to $6.5 million from $0.1 million for the three months ended September 30, 2020. In connection with the Business Combination, the Company granted stock awards covering shares of Class A common stock and accelerated previously granted restricted stock units, which resulted in $6.5 million equity-based compensation expense that was recognized during the three months ended September 30, 2021. During the three months ended September 30, 2020, equity-based compensation expense was recognized in connection with board members’ restricted stock units.
Impairment charges

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Impairment charges	$—	$7,565	(100.0)%
% of net revenues	—%	18.9%
Impairment charges for the three months ended September 30, 2021 decreased $7.6 million, or 100.0%. During the three months ended September 30, 2020, we recognized $6.7 million of goodwill impairment and $0.9 million of indefinite-lived intangible asset impairment, resulting from negative impacts of the COVID-19 pandemic and the disposition of a business within our Latin America reporting unit.

Restructuring (income) expenses

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Restructuring (income) expenses	$(135)	$1,084	(112.5)%
% of net revenues	(0.3)%	2.7%
Restructuring (income) expenses for the three months ended September 30, 2021 decreased $1.2 million, or 112.5%, to $(0.1) million from $1.1 million for the three months ended September 30, 2020. The decrease was primarily due to costs incurred during the three months ended September 30, 2020 associated with the restructuring implemented in the first quarter 2020 in response to the COVID-19 pandemic.
Other operating (income) expenses, net

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Other operating (income) expense, net	$(96)	$3,205	(103.0)%
% of net revenues	(0.2)%	8.0%
Other operating (income) expenses, net for the three months ended September 30, 2021 decreased $3.3 million, or 103.0%, to $(0.1) million from $3.2 million for the three months ended September 30, 2020. The decrease was mainly driven by a decline in transaction expenses in connection with preparation to become a public company.
Interest expense

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Interest expense	$(4,065)	$(4,400)	(7.6)%
% of net revenues	(10.1)%	(11.0)%
Interest expense for the three months ended September 30, 2021 decreased $0.3 million, or 7.6%, to $4.1 million from $4.4 million for the three months ended September 30, 2020. The decrease was primarily due to the creditors exercising their option to convert the combined $38.1 million of debt outstanding into shares of the Company's common stock that occurred in connection with the Business Combination. In addition, the additional principal payments reduced the outstanding balance of term loans.
Other (expense) income

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Other (expense) income	$(851)	$3,002	(128.3)%
% of net revenues	(2.1)%	7.5%
Other (expense) income for the three months ended September 30, 2021 decreased $3.9 million, or 128.3%, to $(0.9) million from $3.0 million for the three months ended September 30, 2020. The change was driven by a $3.9 million decrease in net foreign currency exchange gains derived mainly from exchange rate fluctuations during the three months ended September 30, 2021.

Income tax expense (benefit)

	Three Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Income tax expense	$96	$1,012	(90.5)%
Effective income tax rate	(0.9)%	(10.8)%
Income tax expense for the three months ended September 30, 2021 decreased $0.9 million, or 90.5%, to $0.1 million from $1.0 million for the three months ended September 30, 2020 due to discrete tax items recorded in the third quarter of 2020. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Comparison of Nine Months Ended September 30, 2021 and 2020
Net revenues

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Net Revenues	$116,573	$129,513	(10.0)%
Net revenues for the nine months ended September 30, 2021 decreased $12.9 million, or 10.0%, to $116.6 million from $129.5 million for the nine months ended September 30, 2020. The decline was mainly due to the suspension or scope reductions in major projects driven by the negative impact of the COVID-19 pandemic.
Net Revenues by Geographic Location

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
United States	$76,868	$88,927	(13.6)%
Latin America	39,705	40,586	(2.2)%
Total	$116,573	$129,513	(10.0)%
Net revenues from our United States operations for the nine months ended September 30, 2021 decreased $12.0 million, or 13.6%, to $76.9 million from $88.9 million for the nine months ended September 30, 2020. The change was driven by a $20.4 million decrease in information technology spending of our two largest customers in the professional services industry, offset by a $8.4 million increase in scope of work of existing customers, as well as new customers.
Net revenues from our Latin America operations for the nine months ended September 30, 2021 decreased $0.9 million, or 2.2%, to $39.7 million from $40.6 million for the nine months ended September 30, 2020. The net decrease in revenue is a result of $6.0 million of scope reductions in major projects and projects that were not renewed driven by negative impacts of the COVID-19 pandemic, offset by $5.1 million of increase in service volumes with existing clients and new clients.
Net Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Time and materials	$96,650	$112,786	(14.3)%

Fixed price	19,923	16,727	19.1%
Total	$116,573	$129,513	(10.0)%
Net revenues from our time and materials contracts for the nine months ended September 30, 2021 decreased $16.1 million, or 14.3%, to $96.7 million from $112.8 million for the nine months ended September 30, 2020. The main driver of the decline was related to the suspension of certain projects and scope reductions due to the effects of the COVID-19 pandemic in the two largest clients in the professional services industry in the United States and the shift from time and material services to fixed price Agile pods with one of our clients within the financial services industry. Net revenues from our fixed price contracts for the nine months ended September 30, 2021 increased $3.2 million, or 19.1%, to $19.9 million from $16.7 million for the nine months ended September 30, 2020. The main drivers of the increase were the recognition of a license sale during January 2021 for $0.9 million, a fixed price project with a new customer in the financial services industry for $1.5 million and the shift to fixed price Agile pods with one of our clients within the financial services industry.
Cost of revenue

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Cost of revenue	$82,709	$87,850	(5.9)%
% of net revenues	71.0%	67.8%
Cost of revenue for the nine months ended September 30, 2021 decreased by approximately $5.1 million, or 5.9%, to $82.7 million from $87.9 million for the nine months ended September 30, 2020. The decrease was primarily driven the scope reductions in major projects that had a corresponding decline in net revenues. Cost as a percentage of net revenues for the nine months ended September 30, 2021 increased 3.2%, to 71.0% from 67.8% for the nine months ended September 30,2020. The increase was mainly driven by the costs of non-billable onboarding time of new hires and lower utilization due to preparation for new bookings, the effects of the new labor law in Mexico that came to effect during the third quarter, and the effects of salary increases and promotions to delivery employees, that will be gradually offset by corresponding price increases.
Selling, general and administrative expenses

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Selling, general and administrative expenses	$30,145	$23,403	28.8%
% of net revenues	25.9%	18.1%
Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $6.7 million, or 28.8%, to $30.1 million from $23.4 million for the nine months ended September 30, 2020. The increase was primarily due to a $3.8 million increase in employee costs driven mainly by increased headcount and the effect of a new variable compensation plan for the sales and delivery teams, $1.2 million credit recorded in the second quarter of 2020 related to a Tennessee sales tax matter, $1.2 million increase in external professional service related to legal, accounting, audit and tax advisory, and $0.2 million in increased cost related to IT infrastructure improvement costs.

Depreciation and amortization

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Depreciation and amortization	$5,239	$5,254	(0.3)%
% of net revenues	4.5%	4.1%
Depreciation and amortization for nine months ended September 30, 2021 and September 30, 2020 was $5.2 million and $5.3 million, respectively.
Change in fair value of contingent consideration obligations

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of contingent consideration obligations	$(2,200)	$(6,046)	(63.6)%
% of net revenues	(1.9)%	(4.7)%
Change in fair value of contingent consideration obligations for the nine months ended September 30, 2021 decreased $3.8 million, or 63.6%, to $(2.2) million from $(6.0) million for the nine months ended September 30, 2020. The change is due to the AgileThought LLC business not meeting some of the 2020 and 2021 performance metrics established as part of contingent consideration associated with the acquisition, thus adjusting the fair value of the earnouts of subsequent periods.

Change in fair value of embedded derivative liabilities

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$(4,406)	$—	100.0%
% of net revenues	(3.8)%	—%
Change in fair value of embedded derivative liabilities for the nine months ended September 30, 2021 resulted in a gain of $4.4 million. The gain was primarily driven by settlement of embedded derivative liabilities that occurred as a result of the Business Combination.
Change in fair value of warrant liability

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of warrant liability	$(759)	$—	100.0%
% of net revenues	(0.7)%	—%
Change in fair value of warrant liability for the nine months ended September 30, 2021 resulted in a gain of $0.8 million. The gain was primarily driven by a decrease in market price of public stock, increase in risk-free rate of return and increased volatility used to estimate the fair value of our warrant liability from August 23, 2021 to September 30, 2021.
Equity-based compensation expense

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Equity-based compensation expense	$6,481	$180	>1000.0%
% of net revenues	5.6%	0.1%
Equity-based compensation expense for the nine months ended September 30, 2021 increased $6.3 million, or over 1000.0%, to $6.5 million from $0.2 million for the nine months ended September 30, 2020. In connection with the Business Combination, the Company granted stock awards covering shares of Class A common stock and accelerated previously granted restricted stock units, which resulted in $6.5 million equity-based compensation expense that was recognized during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, equity-based compensation expense was recognized in connection with board members’ restricted stock units.
Impairment charges

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Impairment charges	$—	$16,699	(100.0)%
% of net revenues	—%	12.9%
Impairment charges for the nine months ended September 30, 2021 decreased $16.7 million, or 100.0%. During the nine months ended September 30, 2020, we recognized $11.6 million of goodwill impairment, $3.5 million of customer relationships impairment and $1.6 million of indefinite-lived intangible asset impairment, resulting from negative impacts of the COVID-19 pandemic and the disposition of a business within our Latin America reporting unit.

Restructuring (income) expenses

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Restructuring (income) expenses	$(113)	$2,559	(104.4)%
% of net revenues	(0.1)%	2.0%
Restructuring (income) expenses for the nine months ended September 30, 2021 decreased $2.7 million, or 104.4%, to $(0.1) million from $2.6 million for the nine months ended September 30, 2020. The decrease was primarily due to costs incurred during the nine months ended September 30, 2020 associated with the restructuring implemented in the first quarter 2020 in response to the COVID-19 pandemic. At this time, we do not anticipate any additional restructuring charges related to the COVID-19 plan.
Other operating (income) expenses, net

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Other operating expense, net	$1,011	$3,704	(72.7)%
% of net revenues	0.9%	2.9%
Other operating expenses, net for the nine months ended September 30, 2021 decreased $2.7 million, or 72.7%, to $1.0 million from $3.7 million for the nine months ended September 30, 2020. The decrease was mainly driven by transaction expenses in connection with the preparation to become a public company that were expensed in 2020 but capitalized and netted against equity in 2021.
Interest expense

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Interest expense	$(12,117)	$(12,803)	(5.4)%
% of net revenues	(10.4)%	(9.9)%
Interest expense for the nine months ended September 30, 2021 decreased $0.7 million, or 5.4%, to $12.1 million from $12.8 million for the nine months ended September 30, 2020. The decrease was due to the $27.5 million partial repayment of First Lien Facility and the conversion of $38.1 million of convertible debt into shares of the Company's common stock that occurred in connection with the Business Combination.
Other expense (income)

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Other expense (income)	$(436)	$(330)	32.1%
% of net revenues	(0.4)%	(0.3)%
Other expense for the nine months ended September 30, 2021 increased $0.1 million, or 32.1%, to $0.4 million from $0.3 million for the nine months ended September 30, 2020. The increase was primarily due to a $1.3 million gain on forgiveness of a Paycheck Protection Program loan recorded in 2021, as well as an increase of $0.1 million in other non-operating expenses, which was partially offset by a $1.3 million gain on disposition of businesses in 2020.

Income tax expense (benefit)

	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Income tax (benefit) expense	$(13)	$2,460	(100.5)%
Effective income tax rate	0.1%	(14.3)%
Income tax (benefit) expense for the nine months ended September 30, 2021 decreased $2.5 million, or 100.5%, to a nominal amount from $2.5 million for the nine months ended September 30, 2020. The decrease was primarily due to discrete tax items recorded in the third quarter of 2020. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Non-GAAP Measures
To supplement our consolidated financial data presented on a basis consistent with U.S. GAAP, we present certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA. We have included the non-GAAP financial measures because they are financial measures used by our management to evaluate our core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. The measures exclude certain expenses that are required under U.S. GAAP. We exclude certain non-cash expenses and certain items that are not part of our core operations.
We believe this supplemental performance measurement is useful in evaluating operating performance, as they are similar to measures reported by our public industry peers and those regularly used by security analysts, investors and other interested parties in analyzing operating performance and prospects. The non-GAAP financial measures are not intended to be a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. We compensate for these limitations by providing investors and other users of our financial information a reconciliation of our non-GAAP measures to the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP measures in conjunction with GAAP financial measures.
We define and calculate our non-GAAP financial measures as follows:
•EBITDA: Net loss plus income tax expense (benefit), plus interest expense, net, and plus depreciation and amortization.
•Adjusted EBITDA: EBITDA further adjusted to exclude the change in fair value of embedded derivative liabilities, plus the change in fair value of contingent consideration obligations, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus foreign exchange loss (gain), plus gain on business disposition, plus gain on debt extinguishment or debt forgiveness, plus certain transaction costs, plus certain other expense, net.

The following table presents the reconciliation of our EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the annual periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2021	2020	2021	2020
Net loss	$(10,787)	$(10,355)	$(14,074)	$(19,683)
Income tax expense (benefit)	96	1,012	(13)	2,460
Interest expense, net	4,045	4,365	12,051	12,718
Depreciation and amortization	1,746	1,709	5,239	5,254
EBITDA	(4,900)	(3,269)	3,203	749
Change in fair value of contingent consideration obligations	—	(555)	(2,200)	(6,046)
Change in fair value of embedded derivative liability	(1,884)	—	(4,406)	—
Change in fair value of warrant liability	(759)	—	(759)	—
Equity-based compensation expense	6,469	55	6,481	180
Impairment charges	—	7,565	—	16,699
Restructuring expenses[1]	(135)	1,084	(113)	2,559
Foreign exchange loss (gain)[2]	790	(3,109)	1,530	1,289
Gain on business dispositions[3]	—	(129)	—	(1,381)
Gain on debt extinguishment[4]	—	—	(1,306)	—
Transaction costs[5]	(177)	2,579	618	3,088
Other expense, net	(1)	(16)	76	6
Adjusted EBITDA	$(597)	$4,205	$3,124	$17,143
Liquidity and Capital Resources
Our main sources of liquidity have been our cash and cash equivalents, cash generated from operations, issuance of preferred stock and proceeds from debt issuance. Our main uses of cash are funds to operate our business, capital expenditures, and business acquisitions.
Our future capital requirements will depend on many factors, including our growth rate. Over the past several years, operating expenses have increased as we have invested in growing our business. Payments of principal and interest on our debt and earnout cash payments following our acquisitions have also been cash outflows. Our operating cash requirements may increase in the future as we continue to invest in the growth of our Company.
As of September 30, 2021, we had $3.9 million of available cash and cash equivalents, a decrease of $5.3 million from December 31, 2020. We believe that we will have sufficient financial resources to fund our operations for the next 12 months. In connection with the amendment to the First Lien Facility dated November 15, 2021, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration; this
1 Represents restructuring expenses associated with the ongoing reorganization of our business operations and realignment efforts. Refer to Note 12, Restructuring, within our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
2 Represents foreign exchange loss (gain) due to foreign currency transactions.
3 Represents a gain on disposition of eProcure during 2020. Refer to Note 9, Other Income (Expense), within our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
4 Represents a $1.3 million gain on forgiveness of PPP loans during the nine months ended September 30, 2021. Refer to Note 9, Other Income (Expense), within our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
5 Represents professional service fees primarily comprised of consulting, transaction services, accounting and legal fees in connection with the merger transaction with LIVK and preparation for becoming and being a public company.

amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million.
As of the date of this quarterly report, the Company has received letters of best efforts from related party shareholders to provide additional debt financing in the form of convertible debt for up to $25 million. Management believes it is probable such debt financing will be finalized and received during the fourth quarter of 2021. Our related party shareholders understand proceeds from the debt financing will be applied to satisfy our immediate $20 million payment due for the First Lien Facility on November 29, 2021.
Debt
First Lien Facility
In 2018, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Monroe Capital Management Advisors LLC for a revolving credit facility that permits us to borrow up to $1.5 million through November 10, 2023. In 2019, we amended the Revolving Credit Agreement to increase the borrowing limit to $5.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio (as defined in the Revolving Credit Agreement) as calculated in the most recent compliance certificate. An additional 2.0% interest may be incurred during periods of loan covenant default.
At September 30, 2021, the interest rate was 10.0%. We are required to pay an annual commitment fee of 0.5% on the unused portion of the commitment. At September 30, 2021 and December 31, 2020, we had no availability under the revolving credit facility.
In 2018, we entered into the term loan credit agreement with Monroe Capital Management Advisors LLC pursuant to which we were permitted to borrow up to $75.0 million through November 10, 2023. On July 18, 2019, we entered into an amended and restated credit agreement for the First Lien Facility to increase the borrowing amount to $98.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the total leverage ratio (as defined in the First Lien Facility) as calculated in the most recent compliance certificate (as defined in the First Lien Facility) delivered quarterly. An additional 2.0% interest may be incurred during periods of loan covenant default. At September 30, 2021, the interest rate was 10.0%. Principal payments of $0.6 million are due quarterly until maturity, at which time the remaining outstanding balance is due. At December 31, 2020, the interest rate was 10.0%. The amended and restated credit agreement for the First Lien Facility was further amended on February 2, 2021, pursuant to which we agreed to pay in lieu of the first two regular quarterly principal installments in 2021 (February 2021 through and including July 2021), six monthly principal payments of $1.0 million from February 2021 through and including July 2021. Further, the Total Leverage Ratio covenant was modified for the periods ending from December 31, 2020 to March 31, 2022.
The amended and restated credit agreement for the First Lien Facility was further amended on April 30, 2021, pursuant to which were permitted to defer, at our election, the $1.0 million monthly installment payments for April and May 2021, and in the event of such election, we would incur a fee of $0.5 million for each such deferred payment that would be payable to the lender upon the maturity date. We elected to defer the April and May 2021 payments and incurred a total of $1.0 million fee payable to the lender. Additionally, the Total Leverage Ratio and Fixed Charges Coverage Ratio (as defined in the First Lien Facility) covenants were modified for the period ended December 31, 2020 and thereafter.
On June 24, 2021, the amended and restated credit agreement for the First Lien Facility was amended to permit the incurrence of indebtedness (the “June Subordinated Debt”) of up to $8.0 million aggregate principal amount (the “Fifth Amendment to First Lien Facility”). Pursuant to the terms of the amendment and a related subordination agreement, the Subordinated Promissory Note will be subordinated in right of payment to the First Lien Facility. In addition, the amendment modifies our Total Leverage Ratio covenant and Fixed Charges Coverage Ratio covenant to accommodate the incurrence of the Subordinated Promissory Note. In consideration therefor and for the option to defer the $1.0 million monthly installment payment for April, May, June and July until September, we agreed to pay a fee of $4.0 million that is payable to the lender on the maturity date, which includes the $1.0 million fee payable to the lender pursuant to the April 30, 2021 amendment. Additionally, the $0.5 million fee per deferral that was previously established as part of the April 30, 2021 amendment was removed.
The amended and restated credit agreement for the First Lien Facility was further amended on July 26, 2021 to permit the incurrence of the Exitus Credit Facility.

On September 30, 2021, the Company entered into an amendment to extend the due date of the $4.0 million in principal payments previously due for April, May, June and July, from September 30, 2021 to October 15, 2021. On October 14, 2021, the Company entered into an amendment to extend the due date from October 15, 2021 to October 29, 2021. On October 29, 2021, the Company entered into an amendment to further extend the due date from October 29, 2021 to November 19, 2021.

On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. In return, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms and regulatory restrictions, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration; this amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million.
As of September 30, 2021, the Company was in default of the Total Leverage Ratio and Fixed Charge Coverage Ratio covenants. The closing of the amendment dated November 15, 2021, reset the Fixed Charge Coverage Ratio and Total Leverage Ratio covenant ratios for the compliance periods between September 30, 2021 and December 31, 2022, effectively waiving the Company’s default of the Total Leverage Ratio and Fixed Charge Coverage Ratio for the period September 30, 2021. For additional information, see Note 8, Long-term Debt, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Second Lien Facility
On July 18, 2019, we entered into the Second Lien Facility which permitted us to borrow $25.0 million at 13.73% interest. On January 30, 2020, the Second Lien Facility was amended to increase the borrowing amount by $4.1 million. Interest is capitalized every six months and is payable at termination or conversion. The Second Lien Lenders had the option at their election to convert the loan into common shares of Legacy AgileThought (a) before January 31, 2022 if we filed for an initial public offering or entered into a merger agreement or (b) on or after January 31, 2022.
Concurrently with the execution of the merger agreement, we entered into the conversion agreement with the Second Lien Lenders, pursuant to which all of the outstanding total obligations due to each Second Lien Lender under that the Second Lien Facility were converted into shares of common stock of Legacy AgileThought immediately prior to the Business Combination. Subsequently, at the effective time of the Business Combination, such shares of common stock of Legacy AgileThought were automatically converted into the applicable portion of the common merger consideration and each Second Lien Lender was entitled to receive their proportionate interest of the common merger consideration as a holder of Legacy AgileThought common stock. At close of the Business Combination, the Second Lien Lenders received 115,923 shares of Legacy AgileThought common stock immediately prior to the Business Combination.
The Credit Suisse Lender also agreed, with certain exceptions, to a lock-up for a period ending on the earlier of (a) the date that is 180 days from the closing and (b) the date on which the closing price of shares of Class A common stock on Nasdaq equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following 150 days following the date of the closing, with respect to any securities of AgileThought that they receive as merger consideration under the merger agreement.
For additional information, see Note 8, Long-term Debt, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Paycheck Protection Program Loans
On April 30, 2020, and May 1, 2020, the Company received, through four of its subsidiaries, Paycheck Protection Program loans, or the PPP loans, for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1.0% over a two-year term, are guaranteed by the United States federal government, and do not require collateral from the Company. The loans may be forgiven, in part or in full, if the proceeds were used to retain and pay employees and for other qualifying expenditures. The $9.3 million in PPP loans are eligible for forgiveness. The Company submitted its forgiveness applications to the Small Business Administration between November 2020 and January 2021. The monthly repayment terms and/or forgiven amount will be established in the notification letters. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On

March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. The Company is awaiting a response on its forgiveness application related to a $7.6 million PPP loan.
Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matures on December 20, 2021 (“Original Maturity Date”) but can be extended until May 19, 2022 (“Extended Maturity Date.”) Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed.
Exitus Credit Facility
On July 26, 2021, the Company entered into a zero-coupon subordinated credit facility with Exitus Capital (the “Exitus Credit Facility”) in an aggregate principal amount equal to $3.7 million. There are no regular interest payments on the debt, however in the event of a payment default, interest will accrue on the overdue balance at a rate equal to 36.0% per annum until such balance is paid. The principal balance of the loan is payable at maturity, which is six months from the date of execution. The Exitus Credit Facility is secured by a pledge by Diego Zavala of certain of his real property located in Mexico City and is subordinated in right of payment to the First Lien Facility.
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(21,163)	$282
Net cash used in investing activities	(732)	(977)
Net cash provided by financing activities	16,672	7,218
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 decreased by approximately $21.5 million to ($21.2) million from $0.3 million for the nine months ended September 30, 2020. The decrease was mainly driven by a decrease of $21.8 million resulting from changes in our operating assets and liabilities, a decrease of $5.3 million in non-cash items, offset by an increase of $5.6 million in net loss.
The decrease of $21.8 million resulting from changes in our operating assets and liabilities was primarily driven by (i) an increase of $22.5 million in accounts receivable, (ii) an increase $3.0 million in prepaid expenses and guarantee deposits, (iii) a decreased of approximately $1.8 million in accrued liabilities, and (iv) a decrease of $0.7 million in income tax payable, partially offset by (i) an increase of $5.0 million in accounts payable, (ii) an increase of $0.8 million of deferred revenue, and (iii) a $0.4 million change in lease liability.
The decrease of $5.3 million in non-cash items was driven by (i) the decrease of $16.7 million in impairment of goodwill and other intangible assets, (ii) the decrease of $4.4 million from the fair value of embedded derivative liabilities, (iii) the decrease of $1.3 million gain on forgiveness of debt, (iv) the increase of $0.8 million of changes in fair value of warrant liability, (v) decrease of $0.4 million in amortization of right-of-use assets, and (vi) decrease of $0.1 million in other items, partially offset by (i) the increase of $6.3 million of share-based compensation, (ii) the increase of $4.4 million in obligations for contingent purchase price, (iii) the increase of $3.8 million in deferred income tax provision, (iv) the increase of $1.8 million in foreign currency remeasurement, (v) the decrease on the recognition of $1.3 million in gain on divestiture of eProcure (a non-strategic business), and (vi) the increase of $0.8 million in amortization of debt issuance costs.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 decreased $0.3 million to $0.7 million from $1.0 million for the nine months ended September 30, 2020 as a result of a decrease in capital expenditures.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 increased $9.5 million to $16.7 million from $7.2 million for the nine months ended September 30, 2020. The increase in net cash provided was primarily driven by (i) proceeds from $27.6 million of PIPE financing, (ii) an increase of $20.0 million in share capital due to the issuance of preferred stock, which was subsequently converted into Class A common stock, (iii) an increase of $5.7 million in share capital as a result of the Business Combination, (iv) a $4.3 million decrease in the payment of contingent consideration, offset by (i) an increase of $25.7 million in repayment of borrowings mainly on the First Lien Facility, (ii) the repayment of deferred issuance costs as a result of the Business Combination; and a (iii) decrease of $9.0 million in proceeds from PPP loans.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$82,966	$39,545	$43,421	$—	$—
Operating lease obligations	7,709	5,522	980	1,207	—
Total	$90,675	$45,067	$44,401	$1,207	$—
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
For additional information, see Note 8, Long-term Debt, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Earnout obligations
The Company records its obligations for contingent purchase price at fair value, based on the likelihood of making contingent earnout payments and stock issuances based on the underlying agreement terms. The earnout payments and value of stock issuances are subsequently remeasured to fair value each reporting date using an income approach determined based on the present value of future cash flows using internal models. As of September 30, 2021 and December 31, 2020, the Company does not have any outstanding stock issuance based earnout obligations.
As of September 30, 2021 and December 31, 2020, outstanding cash earnouts were $8.6 million and $10.3 million, respectively. Outstanding balance accrues interest at an annual interest rate of 12%. The balance shown at September 30, 2021 and December 31, 2020 includes the related accrued interest. In order for the Company to make payments for its contingent purchase price obligations, in addition to having sufficient cash resources to make the payments themselves, the Company must be in compliance with liquidity and other financial and other covenants included in the First Lien Facility. The Company has not been able to satisfy those covenants to date. Whether the Company is able to satisfy those covenants will depend on the Company’s overall operating and financial performance. There can be no assurance that we will have sufficient cash flows from operating activities, cash on hand or access to borrowed funds to be able to make any contingent purchase price payments when required to do so, and any failure to do so at such time could have a material adverse effect on our business, financial condition, results of operations and prospects.
Critical Accounting Policies
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Final Prospectus, as well as unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Account Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Revenue is recognized when or as control of promised products or services are transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. In instances where revenue is recognized over time, the Company uses an appropriate input or output measurement method, typically based on the contract or labor volume.
The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors, including the customer’s historical payment experience. If there is uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 30-90 days. Since the term between invoicing and expected payment is less than a year, we do not adjust the transaction price for the effects of a financing component.
The Company may enter into arrangements that consist of any combination of our deliverables. To the extent a contract includes multiple promised deliverables, the Company determines whether promised deliverables are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a single performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. The standalone selling price is the price at which we would sell a promised good or service on an individual basis to a customer. When not directly observable, the Company generally estimates standalone selling price by using the expected cost plus a margin approach. The Company reassesses these estimates on a periodic basis or when facts and circumstances change.
Revenues related to software maintenance services are recognized over the period the services are provided using an output method that is consistent with the way in which value is delivered to the customer.
Revenues related to cloud hosting solutions, which include a combination of services including hosting and support services, and do not convey a license to the customer, are recognized over the period as the services are provided. These arrangements represent a single performance obligation.
For software license agreements that require significant customization of third-party software, the software license and related customization services are not distinct as the customization services may be complex in nature or significantly modify or customize the software license. Therefore, revenue is recognized as the services are performed in accordance with an output method which measures progress towards satisfaction of the performance obligation.
Revenues related to our non-hosted third-party software license arrangements that do not require significant modification or customization of the underlying software are recognized when the software is delivered as control is transferred at a point in time.
Revenues related to consulting services (time-and-materials), transaction-based or volume-based contracts are recognized over the period the services are provided using an input method such as labor hours incurred.
The Company may enter into arrangements with third party suppliers to resell products or services, such as software licenses and hosting services. In such cases, the Company evaluates whether the Company is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). In doing so, the Company first evaluates whether it controls the good or service before it is transferred to the customer. In instances where the Company controls the good or service before it is transferred to the customer, the Company is the principal; otherwise, the Company is the agent. Determining whether we control the good or service before it is transferred to the customer may require judgment.
Some of our service arrangements are subject to customer acceptance clauses. In these instances, the Company must determine whether the customer acceptance clause is substantive. This determination depends on whether the Company can independently confirm the product meets the contractually agreed-upon specifications or if the contract requires customer review and approval. When a customer acceptance is considered substantive, the Company does not recognize revenue until customer acceptance is obtained.

Client contracts sometimes include incentive payments received for discrete benefits delivered to clients or service level agreements and volume rebates that could result in credits or refunds to the client. Such amounts are estimated at contract inception and are adjusted at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Acquisition-related costs are expensed as incurred within other operating expenses, net.
Equity-Based Compensation
We recognize and measure compensation expense for all equity-based awards based on the grant date fair value.
For performance share units (“PSUs”), we are required to estimate the probable outcome of the performance conditions in order to determine the equity-based compensation cost to be recorded over the vesting period. Vesting is tied to performance conditions that include the achievement of EBITDA-based metrics and/or the occurrence of a liquidity event.
The grant date fair value is determined based on the fair market value of the Company’s shares on the grant date of such awards. Because there is no public market for the Company’s equity prior to the Business Combination, the Company determines the fair value of shares by using an income approach, specifically a discounted cash flow method, and in consideration of a number of objective and subjective factors, including the Company’s actual operating and financial performance, expectations of future performance, market conditions and liquidation events, among other factors.
Determining the fair value of equity-based awards requires estimates and assumptions, including estimates of the period the awards will be outstanding before they are exercised and future volatility in the price of our common shares. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, equity-based compensation expense and our results of operations could be materially affected. The Company’s accounting policy is to account for forfeitures of employee awards as they occur.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.
For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of results of operations. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants.
Our public warrants meet the criteria for equity classification and accordingly, are reported as a component of stockholders’ equity while our private warrants do not meet the criteria for equity classification and are thus classified as a liability.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Final Prospectus, as well as our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q, for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2021, we had available cash and cash equivalents of $3.9 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2021, we had $70.9 million of borrowings under our First Lien Facility. Interest on the loans under the First Lien Facility accrues, at our option, at a rate per annum equal to either (i) the London Inter-Bank Offered Rate (using one-month interest period), or LIBOR, plus an applicable margin based on our consolidated total leverage ratio (subject to a LIBOR floor of 1.00%), or (ii) the base rate plus an applicable margin based on our consolidated total leverage ratio, in each case payable monthly in arrears. A hypothetical 10% change in interest rates would have resulted in a $0.31 million and $1.1 million increase in our interest expense for the three and nine months ended September 30, 2021, respectively.
Foreign Currency Exchange Risk
We conduct business in multiple countries and currencies, which exposes us to risks associated with fluctuations in currency exchange rates. Our reporting currency is the U.S. dollar, but we transact business in other currencies, principally the Mexican peso and the Brazilian real. Any necessary foreign currency transactions, principally retranslation of monetary items such as short-term inter-company balances and borrowings, are effected using the exchange rates prevailing on the dates of the transactions. In addition, the assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Foreign currency translation adjustments are accounted for as a component of comprehensive income and reflected in the foreign exchange translation reserve and in comprehensive income on the statement of changes in equity.
During the three months ended September 30, 2021, 27.3% of our sales were denominated in Mexican pesos, 66.6% in U.S. dollars, 5.9% in Brazilian reals and 0.1% in other currencies. During the nine months ended September 30, 2021, 28.7% of our sales were denominated in Mexican pesos, 66.0% in U.S. dollars, 5.2% in Brazilian reals and 0.1% in other currencies. As a result, the weakening of the Mexican peso and the Brazilian real against the U.S. dollar presents the most significant currency risks to our consolidated revenue.
Based on our results for the nine months ended September 30, 2021, from a translation point of view, a (1.0)% devaluation in the Mexican peso, Brazilian real and other currencies against the U.S. dollar would have decreased our revenue by $(0.4) million and decreased our total costs of revenue and operating expenses by $(0.5) million.
Our operations in the United States that are based on the nearshore model delivered from Mexico would have been impacted in terms of gross margin in the opposite manner from that described above, as a devaluation of the Mexican peso would reduce our cost of revenue, while an appreciation of the Mexican peso would result in an increase in our cost of revenue. For the nine months ended September 30, 2021, a 1% appreciation of the Mexican peso would have resulted in a cost increase for our U.S. business in the amount of $0.4 million, while a 1% depreciation of the Mexican peso would have resulted in a cost decrease of $(0.4) million.
To date, currency fluctuations have not had a material impact on our results of operations. We continue to monitor whether hedging is appropriate based on fluctuations in our foreign currency exposure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. These identified material weaknesses relate to the timely reconciliation and analysis of certain key accounts (including income taxes), the segregation of duties and review of journal entries, proper application of revenue recognition, and information technology general controls specific to logical access.

Management's Plan to Remediate the Material Weakness
In response to the identified material weaknesses, the Company has dedicated significant resources and efforts to improve our control environment and has begun implementing remediation plans. Policies and procedures to support the analysis of key accounts, segregation of duties and review of journal entries, access controls for our financial system, and proper application of revenue recognition have been developed as part of remediation activities. The Company has also designed and implemented controls to ensure that appropriate preventative and detective measures are in place. Implemented controls are in process of being evaluated for design and operating effectiveness will be assessed for a sufficient period of time to conclude on the remediation efforts. Management is committed to improving our internal control processes and meets with our Audit Committee on a regular basis to monitor the status of remediation activities.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors.
Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a substantial amount of indebtedness under our First Lien Facility. We may not have sufficient cash flows from operating activities to service such indebtedness and other obligations which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In November 2018, in connection with the acquisition of 4th Source, we entered into a credit agreement with Monroe Capital Management Advisors, LLC, or Monroe, as administrative agent and the financial institutions listed therein, as lenders. The credit agreement provided for a $5.0 million credit facility and $75.0 million term loan facility. In July 2019, in connection with the acquisition of AgileThought, we amended and restated the credit agreement and entered into the First Lien Facility, whereby we incurred an additional $23.0 million term loan facility, to a total of $98.0 million of term loan borrowings.

As of September 30, 2021, reflecting total repayments of $27.5 million during the nine months ended 2021, principal and interest outstanding under the First Lien Facility was $70.8 million, plus the $4.0 million fee incurred as per the fifth amendment to the amended and restated credit agreement governing the First Lien Facility, to a total of $74.8 million. We continue to be required to make scheduled payments of principal and interest under the First Lien Facility. Our ability to make payments on our indebtedness and other obligations and our ability to comply with the applicable covenants thereto depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. We may not be able to maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness and other obligations. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation, and our business, financial condition, results of operations and prospects will be materially adversely affected.

In addition, our level of indebtedness could affect our ability to obtain financing or refinance existing indebtedness, require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, growth initiatives and other general corporate purposes, increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in its businesses and the industries in which we operate or in pursuing our strategic objectives.

The First Lien Facility is secured by substantially all of our assets and will require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•dispose of assets;
•complete mergers or acquisitions;
•incur or guarantee indebtedness;
•sell or encumber certain assets;
•pay dividends or make other distributions to holders of our shares;
•make specified investments;
•engage in different lines of business; and
•engage in certain transactions with affiliates.

Under the terms of the First Lien Facility, we are also required to comply with net leverage ratio and fixed charge coverage covenants and other covenants, including providing financial information to our lenders at the times specified in the First Lien Facility. Our ability to meet these ratios and covenants can be affected by events beyond our control. We have not always met these ratios and covenants in the past and have had to obtain consents from the lenders under and amend the First Lien Facility to adjust the ratios and covenants so that we could remain in compliance. We may not meet these ratios and covenants in the future and may not be able to obtain consent from the lenders and amend the First Lien Facility to remain in compliance then should that happen again. A failure by us to comply with the ratios or covenants contained in the First Lien Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under the terms of the First Lien Facility, including the occurrence of a material adverse change, the lenders could elect to declare any amounts outstanding to be due and payable and exercise other remedies as set forth in the First Lien Facility.

We have entered into three amendments to the First Lien Facility since September 30, 2021 to extend the due date of a $4 million dollar amortization payment originally due on September 30, 2021 to, most recently, November 19, 2021. On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. In return, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms and regulatory restrictions, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration; this amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million. As of the issuance of these financial statements, the Company has received letters of best efforts from related party shareholders to provide additional debt financing in the form of convertible debt for up to $25 million. Management believes it is probable that such debt financing will be finalized and received during the fourth quarter of 2021. Our related party shareholders understand proceeds from the debt financing will be applied to satisfy our immediate $20 million payment due for the First Lien Facility on November 29, 2021. To date, none of the indebtedness under the First Lien Facility has been accelerated, although we can provide no assurances that the lenders will not elect to accelerate any indebtedness if we were to be in default again in the future. If any indebtedness under our First Lien Facility were to be accelerated, our business, financial condition, results of operations and prospects will be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Private Warrants

LIV Capital Acquisition Sponsor, L.P. purchased 2,575,000 private warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of LIVK’s initial public offering and generated gross proceeds of $2,575,000. In connection with the exercise of the over-allotment option, on December 18, 2019, LIVK consummated the sale of an additional 236,250 private warrants, at $1.00 per warrant, generating gross proceeds of $236,250. Each private warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share. The private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by LIV Capital Acquisition Sponsor, L.P. or its permitted transferees. The sale of the private warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Subscription Agreements

In August 2021, the subscribers purchased from the Company an aggregate of 2,760,000 shares of Class A Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $27,600,000, pursuant to subscription agreements entered into in connection with the Business Combination. The sale of the shares of Class A Common Stock to the subscribers was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Issuance of RSUs and shares to employees

From June 30, 2021 through September 30, 2021, prior to the consummation of the Business Combination we granted to certain officers and employees an aggregate of 8,443 shares of Legacy AgileThought Class A Common Stock, which converted into a total of 398,163 shares of Class A common stock of the Company immediately after the transaction closed. The aggregate 8,443 shares of Legacy AgileThought Class A Common Stock consisted of 7,570 RSUs and 873 shares to employees, which converted to 348,034 and 50,129 Class A common stock of the Company, respectively. The issuance of the securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Use of proceeds

LIVK raised a total net proceeds of $72,575,000, comprised of $70,000,000 of the proceeds from its initial public offering and $2,575,000 of the proceeds from the sale of the private warrants. On December 18, 2019, LIVK consummated the sale of an additional 1,050,000 units that were subject to the underwriter’s over-allotment option at $10.00 per unit, generating gross proceeds of $10,500,000. Simultaneously with the closing of the sale of additional units, LIVK consummated the sale of an additional 236,250 private warrants at a price of $1.00 per private warrant, generating total proceeds of $236,250. Transaction cost amounted to approximately $2,250,000. Following the closing of the over-allotment option and sale of additional private warrants, net of transaction cost an aggregate amount of $81,060,244 was placed in the trust account established in connection with LIVK’s initial public offering.

On August 23, 2021, the Company (f/k/a LIVK) consummated the previously announced merger, by and among LIVK and Legacy AT. The Company’s shareholders approved the Business Combination and the change of LIVK’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware at a special meeting of stockholders held on August 18, 2021 (the “Special Meeting”). In connection with the Special Meeting and the Business Combination, holders of 7,479,065 of LIVK’s Class A ordinary shares, or 93% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $75,310,929.45.

In connection with the closing of the transaction, the Company obtained $5.7 million from the trust account, $27.6 million from the private sale of Class A Common Stock. The Company paid $4.3 million to the First Lien Facility lenders and $14 million transactions costs to a total remaining cash balance of $15 million available without restriction and available for general corporate purposes. Since the Business Combination, the Company has used the proceeds to fund operating expenses in combination with cash generated from operations. As a result, on September 30, 2021 the Company had an available cash balance of $3.9 million on the balance sheet.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. In return, the Company will be required to make a $20 million principal prepayment, which includes the $4 million principal payment due November 19, 2021, payable November 29, 2021. Furthermore, the Company agreed to issue $30 million worth of Class A Common Stock to the administrative agent for the First Lien Facility by December 15, 2021, which subject to certain terms and regulatory restrictions, may sell the Company’s Class A Common Stock and apply the proceeds to the outstanding balance of the loan. In addition, the Company will issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration; this amount will reduce to $5 million if the First Lien Facility is paid in full on or before February 28, 2022. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of September 30, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million. As of the issuance of these financial statements, the Company has received letters of best efforts from related party shareholders to provide additional debt financing in the form of convertible debt for up to $25 million. Management believes it is probable that such debt financing will be finalized and received during the fourth quarter of 2021. Our related party shareholders understand proceeds from the debt financing will be applied to satisfy our immediate $20 million payment due for the First Lien Facility on November 29, 2021.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated as of May 9, 2021, by and among LIVK and AT (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 10, 2021).
3.1	Amended and Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 26, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2021).
4.1	Form of Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 26, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 26, 2021).
4.3
Warrant Agreement between Continental Stock Transfer & Trust Company and LIVK (incorporated by reference to Exhibit 4.1 of LIVK’s Current Report on Form 8-K (No. 001-39157), filed with the SEC on December 13, 2019).

10.1
Amended and Restated Registration Rights Agreement, dated August 23, 2021 between LIVK and certain security holders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 26, 2021).

10.2
Sixth Amendment to Amended and Restated Credit Agreement, dated July 26, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8.6 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.3
Fifth Amendment to First Amended and Restated Credit Agreement, dated July 26, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.5 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.4	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 26, 2021).
10.5	AgileThought, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 26, 2021).
10.6	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.13(a) to the Current Report on Form 8-K filed on August 26, 2021).
10.7	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 10.13(b) to the Current Report on Form 8-K filed on August 26, 2021).
10.8	AgileThought, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 26, 2021).
10.9
Second Amended and Restated Employment Agreement, dated July 13, 2021, by and between Manuel Senderos Fernández and AgileThought, LLC (incorporated by reference to Exhibit 10.18 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.10
Simple Loan Facility, dated July 26, 2021, by and among Exitus Capital S.A.P.I. de C.V., SOFOM E.N.R., AgileThought Digital Solutions S.A.P.I. de C.V. and Diego Zavala (incorporated by reference to Exhibit 10.21 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.11
Amendment to Voting and Support Agreement, dated as of August 20, 2021, among LIV Capital Acquisition Corp., AgileThought, Inc. and Invertis LLC (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on August 26, 2021).

10.12
Amendment to Voting and Support Agreement, dated as of August 20, 2021, among LIV Capital Acquisition Corp., AgileThought, Inc. and Mauricio Garduño González Elizondo (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on August 26, 2021).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed Herewith
**	Furnished Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2021

AGILETHOUGHT, INC.

By:	/s/ Jorge Pliego Seguin
Jorge Pliego Seguin
Chief Financial Officer