Form 10-K
period 2021-12-31
AgileThought, Inc.
filed 2022-03-31
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of LIV Capital Acquisition Corp. (“LIVK”), our predecessor, based on the closing price of $10 for shares of LIVK’s Class A ordinary shares, was approximately $80.5 million.
As of March 25, 2022, there were 50,473,514 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

AgileThought, Inc. - Annual Report on Form 10-K
December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•the financial and business performance of the Company;
•our ability to repay and/or continue to service our indebtedness;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our future operations;
•our business, expansion plans and opportunities;
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
•changes in applicable laws or regulations;
•the outcome of any known and unknown litigation or legal proceedings and regulatory proceedings involving us; and
•our ability to maintain the listing of our securities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not occur. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY RISK FACTORS

The following is a summary of select risks and uncertainties that could materially adversely affect AgileThought and its business, financial condition and results of operations. You should carefully consider all the information in this Annual Report on Form 10-K, including matters set forth under the heading “Risk Factors.”

• We have a substantial amount of indebtedness under our First Lien Facility. We may not have sufficient cash flows from operating activities to service such indebtedness and other obligations which could have a material adverse effect on our business, financial condition, results of operations and prospects.

• We may not be able to comply with the financial covenants in our credit agreements which could result in an event of default and therefore adversely affect our business, financial condition, results of operations and prospects.

• We may need additional capital, and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to meet our debt and other obligations, grow our business or develop or enhance our service offerings to respond to market demand or competitive challenges.

• We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under current or new credit arrangements to finance required capital expenditures and other costs under new contracts and meet other cash needs, including earnout obligations in connection with prior acquisitions.

• We have significant fixed costs related to lease facilities.

• The currently evolving outbreak of the novel coronavirus disease, or COVID-19, pandemic, has impacted demand for our services and disrupted our operations and may continue to do so.

• We are dependent on our largest clients, and if we fail to maintain these relationships or successfully obtain new engagements, we may not achieve our revenue growth and other financial goals.

• We generally do not have long-term contractual commitments from our clients, and our clients may terminate engagements before completion or choose not to enter into new engagements with us.

• Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which may adversely affect our business, financial condition, results of operations and prospects.

• We must attract and retain highly skilled IT professionals. Failure to hire, train and retain IT professionals in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

• Our revenue is dependent on a limited number of industry verticals, and any decrease in demand for IT services in these verticals or our failure to effectively penetrate new verticals could adversely affect our revenue, business, financial condition, results of operations and prospects.

• Our operating results could suffer if we are not able to maintain favorable pricing.

• If we do not maintain adequate employee utilization rates and productivity levels, our operating results may suffer and our business, financial condition, results of operations and prospects may be adversely affected.

• We are focused on growing our client base in the United States and may not be successful.

• We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

• We face intense competition.

• We are dependent on members of our senior management team.

• Forecasts of our market size may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

• Our business, financial condition, results of operations and prospects will suffer if we are not successful in delivering contracted services.

• If we do not successfully manage and develop our relationships with key partners or if we fail to anticipate and establish new partnerships in new technologies, our business, financial condition, results of operations and prospects could be adversely affected.

• We are subject to stringent and changing regulatory, legislative and industry standard developments regarding privacy and data security matters, which could adversely affect our ability to conduct our business.

• Cybersecurity attacks, breaches or other technological failures or security incidents, and changes in laws and regulations related to the internet or changes in the internet infrastructure itself, may diminish the demand for our services and could have a negative impact on our business.

• We may not secure sufficient intellectual property rights or obtain, maintain, protect, defend or enforce such rights sufficiently to comply with our obligations to our clients or protect our brand and we may not be able to prevent unauthorized use of or otherwise protect our intellectual property, thereby eroding our competitive advantages and harming our business.

• If we are unable to protect the confidentiality of our proprietary information, our business and competitive position may be harmed.

• General economic conditions in Mexico may have an adverse effect on our operations and business.

• Our business, financial condition, results of operations and prospects may be adversely affected by the various conflicting legal and regulatory requirements imposed on us by the countries where we operate.

• We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

PART I
Item 1. Business
History of the Company
AgileThought, Inc. (“AgileThought”) offers client-centric, onshore and nearshore agile-first digital transformation services that help our clients transform by building, improving and running new solutions at scale. Our services enable our clients to leverage technology more effectively to focus on better business outcomes. From consulting to application development and cloud services to data management and automation, we strive to create a transparent, collaborative, and responsive experience for our clients.
Prior to our incorporation in Delaware, we were a variable stock corporation organized under the laws of Mexico. We filed a Certificate of Domestication and a Certificate of Incorporation to become a Delaware corporation in February 2019 and changed our name to AN Global Inc. On October 23, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation to change our name to AgileThought, Inc.
Since our inception, we have added a variety of services, acquired several businesses and expanded our operations throughout North America:

• 2000: Founded in Mexico.

• 2015 – 2016: Partnered with Nexxus, completed five acquisitions and established capabilities in digital transformation, cloud solutions, advanced analytics and digital marketing. Also launched digital transformation services.

• 2017: Partnered with Credit Suisse, completed three acquisitions and established capabilities in ecommerce.

• 2018: Acquired 4th Source, expanded U.S. footprint and enhanced presence with clients from the healthcare industry.

• 2019: Acquired AgileThought, LLC, expanded U.S. footprint, enhanced delivery capabilities and presence with large clients within the professional services industry, relocated global headquarters to Dallas, Texas and changed name to AgileThought, Inc.
On August 23, 2021 (“Closing Date”), LIV Capital Acquisition Corp. (“LIVK”), a special purpose acquisition company, and AgileThought (“Legacy AgileThought”) consummated the transactions contemplated by the definitive agreement and plan of merger (“Merger Agreement”), dated May 9, 2021 (“Business Combination”). Pursuant to the terms, Legacy AgileThought merged with and into LIVK, whereupon the separate corporate existence of Legacy AgileThought ceased, with LIVK surviving such merger (the “Surviving Company”). On the Closing Date, the Surviving Company changed its name to AgileThought, Inc. (the “Company”, “AgileThought”, “we”, “us” and “our”) under which we operate today.
Business Overview

Our mission is to fundamentally change the way people and organizations view, approach and achieve digital transformation. We help our clients transform their businesses by innovating, building, continually improving and running new technology solutions at scale. Our services enable our clients to more effectively leverage technology, optimize cost, grow, and compete.

We combine our agile-first approach with expertise in next-generation technologies to help our clients overcome the challenges of digital transformation to innovate, build, run and continually improve solutions at scale using DevOps tools and methodologies. We offer client-centric, onshore and nearshore digital transformation services that include consulting, design and user experience, custom enterprise application development, DevOps, cloud computing, mobile, data management, advanced analytics and automation expertise. Our professionals have direct industry operating expertise that allows them to understand the business context and the technology pain points that enterprises encounter. We leverage this expertise to create customized frameworks and solutions throughout clients’ digital transformation journeys. We invest in understanding the specific needs and requirements of our clients and tailor our services for them. We believe our personalized, hands-on approach allows us to demonstrate our differentiated capabilities and build trust and confidence
1

with new clients and strengthen relationships with current ones, which enables a trusted client advisor relationship. By leveraging our AgileThought Scaled Framework and our industry expertise, we rapidly and predictably deliver enterprise-level software solutions at scale. Our deep expertise in next-generation technologies facilitates our ability to provide enterprise-class capabilities in key areas of digital transformation.

Industry Background

In recent years, technological advances have altered business and competitive landscapes at a pace and at a scale that are unprecedented in modern industry. The proliferation of new technologies, such as cloud computing, mobile, social media, artificial intelligence, machine learning, advanced analytics and automation delivered in an omni-channel way, and the ability to rent them as-a-service instead of acquiring them outright at significant upfront cost, have diminished the scale and infrastructure advantages of incumbent businesses. This, in turn, has enabled the rise of a new breed of companies, known as “digital disruptors,” across different industries. Digital disruptors use digital technology platforms that are essentially software applications to enable innovative ways of providing products and services to clients. Digital disruptors often differentiate themselves with their extensive expertise in developing and using software. New technologies also provide customers and employees with more information and choices, changing how and where they engage with enterprises.

Best-in-class software developers have also re-imagined the process of software development. Today, digital disruptors build software by deploying an agile methodology. The traditional waterfall method, premised on a sequential and siloed approach to building software, results in long development cycles, fails to quickly integrate user feedback and is often more expensive than the agile method. The agile method is user-driven and focuses on continuous delivery of small upgrades with multi-disciplinary software development teams rapidly designing, developing, testing, delivering and continually monitoring updates to software. The agile method also enables enterprises to innovate and improve products and processes continuously with greater speed than ever before.

Due to these factors, incumbent enterprises with cumbersome processes have a critical need to digitally transform their businesses in order to compete with new entrants in their markets, enhance customer experiences, drive differentiation, optimize operations and regain their competitive advantages. This requires re-imagining and re-engineering their businesses. In order to undertake digital transformation, enterprises need to devise new business strategies, alter their organization structures and cultures, and, most importantly, modernize their technology infrastructures.

Our Opportunity

Given strong secular drivers, we expect the demand in key industries, such as healthcare, financial services, and professional services to remain robust, driven by the need to modernize legacy systems and ensure compliance with evolving and complex regulations and customer requirements.

Due to increased demand for AI, data analytics, and technologies, we anticipate global IT services spend in the healthcare and financial sectors to increase in the next five years by 20% and 7.8% respectively. Additionally, big four professional services firms have announced a $9 billion spend in various technologies in the next five years.

Our Strategy

Key elements of our growth strategy include:

Expand Our Client Footprint in the United States

We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We acquired 4th Source in 2018 and AgileThought in 2019, both of which are U.S. headquartered and operated companies. These acquisitions have accelerated our growth in the U.S. market. Our 2021 and 2020 revenue from U.S. clients were 65.2% and 69.0% of our total revenue, respectively. With these acquisitions, we have grown our presence in the United States to 355 employees as of December 31, 2021.

Penetrate Existing Clients via Cross-Selling

We seek to deepen our relationships with existing clients through relation-based selling and moving ourselves to a trusted client advisor relationship. We also seek to expand wallet share by cross-selling our additional services. Our client relationships generally begin with a proof-of-concept, or a pilot, to address a specific business challenge. After this initial phase, we are able to more easily cross-sell our portfolio of services across organizations. We believe we have a successful track record of expanding our relationships with clients by offering a wide range of complementary services.

Continue to Identify and Build Competencies in Next-Generation Technologies

We are dedicated to remaining at the forefront of market trends and next-generation technologies. We intend to maintain, improve and extend our expertise and delivery capabilities across next-generation and commercially-proven technologies, in order to enhance our clients’ competitive advantage. As we continue to expand, we will remain focused on attracting engineers with next-generation technologies skill-sets, specifically cloud, predictive analytics and causality analysis, and AI, as well as continue to train and update our existing workforce through classroom, on-the-job, and online training programs in key next-generation technologies including Adobe, Appian, ServiceNow and Microsoft Azure.

Strengthen Onshore and Nearshore Delivery with Diversification in Regions

In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. Our onshore and nearshore agile methodology not only facilitates efficient and reliable client communication and collaboration, but also facilitates our engineers being onsite quickly when required. We have established a strong base for our onshore and nearshore delivery model across Mexico, and we also have offices in Argentina, Brazil, Costa Rica and the United States in order to source diverse talent and be responsive to clients in our core markets. We have strategically located our onshore and nearshore delivery centers in areas that are desirable for employees to live, have ample access to innovative technical and industry-experienced talent pools, and have lower IT recruiting competition. One of the positive outcomes of the COVID-19 pandemic has been that we have further proven our leading agile delivery capabilities via distributed teams working remotely. This outcome has broadened our capacity to attract and recruit talent located in cities different from where our delivery centers are currently located. As we continue to grow our relationships, we will keep looking for the best talent to expand our footprint in other cities in Mexico as well as other countries in similar time zones such as Argentina and Costa Rica, either by establishing additional delivery centers or by using a remote delivery model.

Attract, Develop, Retain and Utilize Highly Skilled Employees

We believe attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies is key to our success. Historically, we have relied primarily on hiring experienced employees to meet our demand for talent. Today, we are focused on growing our workforce through university recruiting. University recruiting helps us diversify our talent base, build-out our delivery capabilities and lower our overall delivery costs. Our strategy is to grow our university recruiting program in Mexico, which is one of the top countries in the world in terms of the number of engineering, math and science graduates.

Selectively Pursue Tuck-in Acquisitions

We have historically pursued acquisitions that expanded our services capabilities, vertical expertise and onshore and nearshore footprint. For example, our acquisition of AgileThought in July 2019 expanded our client base and delivery capabilities in the United States and significantly enhanced our consulting, agile coaching, design and agile software development capabilities. We have a track record of successfully identifying and seamlessly integrating acquired companies into our core business. We plan to selectively pursue “tuck-in” transactions in the future that will help us augment our capabilities, establish new and deeper client relationships, and expand our cross-selling opportunities.

Our Strengths

We believe the following strengths differentiate us in the marketplace:

Agile-First Capabilities

We embody an agile-first culture that drives us to provide a range of IT services and business solutions to our clients. By leveraging our AgileThought Scaled Framework and our deep industry expertise, we rapidly and predictably deliver enterprise-level software solutions at scale. We coach our clients, including senior leadership, on the critical role they need to play to enable the successful adoption of agile development practices. Our services span across the entire application lifecycle. We help our clients innovate, build, run and continually improve new technology solutions at scale.

Domain Expertise in Attractive, High Growth, Large Addressable Markets

We have expertise in industry verticals with large and growing addressable markets for our services. Currently, we have strong expertise in healthcare, professional services, financial services, consumer packaged goods and retail, and industrial services. We focus on verticals where we can leverage our industry knowledge with next-generation technologies to build new technology applications and drive the digital transformation of clients’ technology infrastructure. Many of our executives have direct industry operating experience that allows them to understand the business context and the technology pain points that enterprises encounter.

Customized, Client-Centric Approach

We believe our client-centric approach is a key competitive advantage. We invest in understanding the specific needs and requirements of our clients and tailor our services for them. We believe our customized, hands-on approach allows us to demonstrate our differentiated capabilities and build trust and confidence with new clients and strengthen relationships with current ones, enabling a trusted client advisor relationship status.

Enterprise-Class Expertise in Next-Generation IT Services

Our deep expertise in next-generation technologies facilitates our ability to provide enterprise-class capabilities in key areas of digital transformation. Our expertise extends to technologies in omni-channel commerce and content management, data management, business intelligence (BI), machine learning (ML), and artificial intelligence (AI). We have built strategic relationships with key vendors in next-generation technologies. We invest in employee training in the latest technologies that are deployed broadly throughout enterprises.

Expertise in Leveraging Existing Technology Systems to Enable Digital Transformation

Digital transformation is a holistic process orchestrating the intersection of next-generation technology, human capital, and a firm’s existing technology investments while unlocking the data siloed therein. By constructing digital platforms that are enriched by existing investments, we are able to rapidly overlay new domain models enabling our client’s workforce to focus on high value work and pivot to new business models not afforded by legacy systems. Tactically, we believe this allows accelerated time to market and encourages a feedback loop informing long term investments. As an organization’s digital strategy evolves, and when justified by business drivers, the legacy applications can be modernized to compete in the new digital ecosystem.

When constructing digital platforms for our clients, we incorporate technologies including telemetry capture, API management, and application insights with legacy technology systems. Telemetry capture allows the platform to understand how it is being utilized by end users and what their experience is. API management allows us to understand application consumption across business units and lines of service. Application insights support platform scaling and predictive consumption models. These cross functional capabilities extend to all components of the digital platform and allow informed business decisions on when and if legacy systems should be modernized and where our client’s future investments will yield the highest return.

By taking a human-first approach to digital transformation, we help our clients maximize existing investments while building an informed strategic future on next-generation technologies.

Values and Culture

Our employees are our greatest asset. We have built a culture of empowerment that allows employees to be entrepreneurial and nimble. This culture, combined with strong and pragmatic management oversight and processes, institutional goals and defined key performance metrics, form the basis of our value system. We believe our culture and value system are paramount to best serving our clients.

The culture we have built allows us to rapidly absorb organizations we acquire by identifying and integrating the best of their processes and empowering their people to grow within our larger organization. We believe our strong culture and overarching values system have led to our successful track record of acquisitions. The ability to assimilate ideas and retain people differentiates us as a potential acquirer for entrepreneurs and employees seeking a larger platform to grow their businesses.

Our Services

We offer client-centric, onshore and nearshore agile-first digital transformation services that help our clients transform by innovating with them, building solutions and applications, continually improving those solutions and applications, and running new solutions at scale. Our services are delivered through a three-phased continuum:

•Innovate — Strategic Consulting

Our Innovate practice is built on the basis of providing agile transformation consulting services leveraged in our deep expertise in industry specific technology trends in order to help our clients solve complex business problems, devise new products and applications, and develop tailored solutions. We combine our deep domain expertise with our knowledge of leading next-generation tools and technologies as well as our technical proficiency in legacy technology systems, to create road maps for our clients to transform their businesses. We provide coaching and training services to clients to help them transition from traditional waterfall software development methods to agile development.

We have accelerators for product management, which we refer to as AgileIgnite and DevOpsIgnite, that allow our clients to assess benefits and viability of using these services in short sprints from a two to a four-week period.

AgileIgnite

AgileIgnite helps our clients assess their readiness to transition to an agile culture. AgileIgnite begins with an assessment of our clients’ current capabilities and tailors interactive training and workshop sessions to gauge the transition of their workflow to a true agile approach. To help make the development process transition more transparent and efficient, AgileIgnite also produces a custom agile implementation roadmap for each client.

DevOpsIgnite

DevOpsIgnite, our assessment framework, measures and benchmarks our clients’ DevOps maturity against peers to identify strengths and challenges and enables us to create a roadmap for our clients. Our DevOps services focus on quickly building, testing and releasing entirely new applications and new features within existing applications in order to help our clients compete effectively. Post-competitive assessment, our DevOps experts build an action plan to resolve issues and implement a robust continuous delivery release pipeline for targeted software systems.

•Build — Digital Delivery

Our mission is to deliver business value safely, predictably, and fast, which includes efficiencies and cost optimization to drive growth in our clients’ digital operations. Effective team organization and next-gen technologies allow us to validate and deliver our clients’ most critical business needs at scale while reducing time to market.

Our Digital Delivery services offer a broad range of services to address our client´s business needs and build and deliver their desired solutions. From User Experience, Application Engineering, Modernization and Mobility, Advanced Data Analytics, Cloud Architecture and Migration, Automation and AI and ML, we are the trusted partner for our clients’ digital transformation business initiatives.

User Experience

Our expertise in design and understanding the evolution of user interactions and client demands allows us to bring-to-life enhanced modern designs that help our clients maintain and grow their competitive advantage. We provide extensive analysis and expertise on the usability of our clients’ products and applications, with a focus on designing seamless user interactions. From rapid prototyping and design-thinking workshops to application performance management, our designers have technical expertise in a wide range of collaborative tools, design software and front-end frameworks using digital technologies.

Application Engineering, Modernization and Mobility

We provide comprehensive software application development services that leverage next-generation technologies and proven processes to deliver custom enterprise-grade and scaled software within an agile framework. Our enterprise application services include software product innovation and validation, application software development, software architecture design, systems integration, performance engineering, DevOps, analytics, automation, optimization and testing, pipeline creation, and software quality assurance. Next-generation technologies such as AI, ML, robotic process automation, or RPA, and the internet of things, which leverage capabilities such as data science and causality, are core to our development processes and allow us to develop applications for our clients that enhance their ability to improve internal efficiencies, optimize cost, leverage competitive business insights and make smarter decisions to drive growth.

We take our clients’ complex business challenges and turn them into opportunities using our end-to-end software development and maintenance services that support our clients’ ability to innovate within their lines of business and run mission critical systems and platforms. We leverage our clients’ current technology investments and provide migration and application modernization services which enrich and transform our clients’ legacy systems into cloud-first modern applications within a variety of industries.

Our mobility service offering complements the cycle as we collaborate with clients to develop innovative mobile applications with interactive user interfaces such as data analytics, newsfeeds and video that can be deployed on multiple platforms, such as iOS and Android, and devices in a way that compliments their overall technology strategy. We leverage our deep familiarity with next-generation and legacy technologies to harness the power of mobile connectivity for our clients enabling speed and agility. Our team of highly-skilled software design and development professionals provides insight and guidance to develop and support mobile functionality.

We also have significant expertise in mobile digital banking capabilities that incorporate omni-channel platforms, digital payments, biometrics, digital banking strategic consulting, and Know Your Customer, or KYC, cloud-based solutions to enable the transition from traditional banking to digital banking.

Advanced Data Analytics

We provide services for data architecture, causality, data science and data visualization to enable our clients to harness and leverage big data within their organization. We design systems that can learn from data, identify patterns, make decisions and improve business performance with minimal or limited human intervention in order to quickly and automatically produce models that can analyze bigger, more complex data and deliver faster, more accurate results, even on a very large scale, enabling our clients’ to draw insights and optimize performance. We use cloud-based and on-premise tools that align with our clients’ IT and data workloads and leverage advanced analytics techniques such as machine-learning algorithms and AI in order to provide our clients with data-driven services and solutions. This process of developing algorithms from data allows our clients to automate key processes in an intelligent manner while lowering business costs.

Cloud Architecture and Migration

We provide cloud planning, implementation, security, and managed services for public cloud, private cloud, on-premise and multi-cloud hybrid environments. Our next-generation cloud solutions typically include an initial assessment phase where we generate an in-depth report for our clients outlining the current state of their technology, the key risks associated with their transformation to the cloud, and a timeline for cloud migration based on their stated objectives. We leverage different Microsoft Azure cloud services (platform-as-a-service, infrastructure-as-a-service, software-as-a-service and function-as-a-service) both as an end solution and across nearly all of our consulting projects to provide cost-effective solutions and real-time delivery of highly scalable resources, such as storage space, virtualization (virtual machines), containerized hosting, as well as data analytics to minimize development time and effort.

Automation

We help clients automate their core business operations. We help identify functions that are most likely to benefit from automation and design and implement solutions to address their specific needs. We believe that through RPA we reduce the need for human intervention in testing and decision-making. Our automated functions and processes can include code deployment tasks, testing automation, quality assurance, regression testing and test data management. Our testing approach speeds up processes, reduces the potential for human error and saves man-hours by increasing efficiency.

We help clients plan and implement cloud-computing strategies that integrate with their on-premises legacy systems and provide managed services to support, monitor, and safeguard information and will ensure that users are able to access services 24/7.

AI and ML

We help our clients to apply better AI strategies and deploy production-quality machine learning programs that drive better customer experiences and can generate cost-savings. Our teams of data scientists are experts at corralling big data using cloud-based or on-premise tools.

We focus our work on finding optimization strategies for predictive analytics and machine learning by testing use cases and prioritizing initiatives based on early discoveries so that our clients can be equipped with new product and customer insights within a few weeks.

•Run — Digital Operations

Our mission is to continue to deliver business value safely, predictably, and fast. Digital operations allow us to leverage agile and DevOps practices to deliver frequent functionality improvements, automate customer business operations and support user personas, while driving down total cost of ownership.

We offer Digital Operations services to help our clients run their operations in a seamless manner. From DevOps & Application Optimization to Application Lifecycle Management Support, we provide a reliable and predictable breadth of services to support our clients mission-critical IT initiatives.

DevOps & Application Optimization

We help our clients by running their applications through a continuous delivery model which we believe allows for higher predictability, fosters agile development, and adaptability to new technologies. Through DevOps, new features are delivered faster, code quality is higher, risks are mitigated, and costs are lower.

Application optimization services focus on establishing standards for application performance and determining what to re-architect, optimize, or develop. After diagnosing performance issues and mitigating the associated risks, we bolster our clients’ operations with process automation.

Lifecycle Management Support

We help our clients ensure their business continuity with a fully supported and responsive integrated services stack focused on actively addressing mission-critical software challenges, generating superior outcomes and delivering compelling cost savings. Our end-to-end ITIL-aligned processes and SOC 2 Type II audit compliant methodologies provide full-stack support for all technologies and environments 24x7x365.

Our Delivery Model

We use a combination of onshore and nearshore delivery to provide digital transformation services to our clients. Our onshore and nearshore model also allows us to quickly travel to our clients’ locations when required. In addition, our ability to collaborate remotely without disruption due to similar time zones propels our productivity and further enhances our agile delivery.

As of December 31, 2021, we had 7 delivery centers across United States, Mexico, Central and South America. In addition, we have delivery employees at client locations in Brazil, Mexico and United States.

Quality and Process Management

We deploy industry standard quality and process management methodologies to guarantee our delivery process for our clients. We are ISO CMMI N3-certified, to help ensure secure and timely delivery of our digital product development services.

Sales and Marketing

Our sales and marketing strategy is focused on a client-centric operating model that seeks to drive revenue growth from new client acquisitions and expanding relationships with existing clients. Our approach to marketing is based on Account-Based Marketing, or ABM, which provides us with a targeted demand generation approach for our marketing campaigns. Through ABM we focus on key accounts and our ideal customer profile, creating targeted content and campaigns.

As of December 31, 2021, our sales and marketing organization included 52 employees (41 in sales and 11 in marketing) primarily located in Mexico City and throughout the United States. Our team of marketing professionals actively promotes our thought leadership, brand and capabilities through a variety of digital channels which includes our website, blogs, digital events such as podcasts and webinars, various social media platforms, participation in technology conferences through speaking engagements and sponsorships, and technology industry research briefings with industry analysts.

Our Customers

We focus on enterprise clients based in the United States and Latin America. Our clients operate across a broad range of industries, including the healthcare, professional services, financial services, consumer packaged goods, retail, and industrial services industries. As of December 31, 2021, we had 191 active clients across the United States and Latin America, defined as clients from whom we generated revenue over the prior 12 months.

Our largest client in 2021 accounted for 13.0% of total revenue. Our second and third largest clients in 2021 accounted for 9.6% and 9.5% revenue in 2021, respectively. Our largest client in 2020 accounted for 17.6% of total revenue. Our second and third largest clients in 2020 accounted for 13.1% and 11.8% of our total revenue, respectively.

Competition

We are a strong provider of digital transformation services in North America. We believe we are well positioned to compete effectively due to our ability to combine our agile-first approach with expertise in next-generation technologies and our clients’ existing technology investments and our onshore and nearshore delivery capabilities.

Our competitors include:
•Next-generation IT services providers such as Endava Plc, EPAM Systems, Inc., Grid Dynamics and Globant S.A.;
•Large global consulting and traditional global IT services companies such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, and IBM; and,
•In-house IT and product development departments of our existing and potential clients.

Human Capital and Employees

We strive to foster a culture of empowerment that allows employees to be entrepreneurial and nimble. We provide services from onshore and nearshore delivery locations to facilitate increased interaction, responsiveness and close-proximity collaboration, which are necessary to deliver agile services. As of December 31, 2021, we had an aggregate of 1,635 delivery and consulting employees in Mexico, representing 72.4% of our total of 2,258 delivery and consulting employees. Our onshore delivery centers in the United States employed 281 delivery and consulting employees as of December 31, 2021, and our nearshore delivery centers in Brazil and Argentina employed 292 delivery and consulting employees as of December 31, 2021. As of December 31, 2021 we had 2,670 employees.

Attract

We recognize that our ability to grow our business is dependent on our ability to attract and retain talent and industry-experienced professionals. We have primarily relied on hiring employees with prior relevant experience. Historically, we have hired a small number of employees from university campuses. Going forward, we intend to increase our focus on hiring college graduates. We have leveraged our management team’s extensive knowledge of Mexico in strategically placing our delivery operations in locations such as Merida and Colima that have high concentrations of universities with engineering graduates, attractive cost structure, desirable living attributes and low employee turnover.

Train and Retain

We invest in training our employees and offer regular technical and language training as well as other professional advancement programs. Our training includes programs dedicated to enhance our employees’ abilities and includes language proficiency courses, an Analytics-focused three-week academy and a two-week condensed Agile Boot Camp program. Additionally, during 2020 we launched our “AT University” program, which is a program that focuses on providing continuous training tools to our employees through online courses and in-house training in both technical and soft-skill topics. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.

We believe our ability to attract and retain talent is further enhanced by our strategic placement of our onshore and nearshore delivery centers in areas that are desirable for employees to live, have ample access to innovative technical and industry-experienced talent pools, and have reduced IT recruiting competition. Additionally, the work-from-home, or WFH, modality that was implemented during the COVID-19 pandemic has created two benefits for our ability to attract and retain talent. First, the ability of our distributed teams to effectively WFH for our clients has led us to search for and hire talented professionals outside the cities where we have our delivery centers, providing greater employment opportunities with us to individuals that would otherwise have had to relocate and reducing potential effects on our business from region-related attrition. Second, WFH has also reduced commuting and increased family and personal time for many individuals, which management believes has resulted in higher employee satisfaction which we anticipate translating into higher retention rates.

Intellectual Property

Our ability to obtain, maintain, protect, defend and enforce our intellectual property is important to our success. We rely on intellectual property laws in the U.S. and certain other jurisdictions, as well as confidentiality procedures and contractual restrictions, to protect our intellectual property. We own or have applied for registration of various trademarks, service marks and trade names that we believe are important to our business.

Despite our efforts to obtain, maintain, protect, defend and enforce our trademarks, service marks and other intellectual property rights, our trademarks, service marks or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated. Opposition or cancellation proceedings have in the past and may in the future be filed against our trademark or service mark applications and registrations, and our trademarks and service marks may not survive such proceedings. Additionally, although we take reasonable steps to safeguard our trade secrets, trade secrets can be difficult to protect, and others may independently discover our trade secrets and other confidential information. We seek to protect our trade secrets and proprietary information, in part, by executing confidentiality and invention assignment agreements with our employees, contractors and other third parties. The confidentiality agreements we enter into are designed to protect our trade secrets and proprietary information, and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of all intellectual property and technology that the applicable counterparties develop in connection with their work for us. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, such agreements will not be breached or that these agreements will afford us adequate protection of our intellectual property, trade secrets and proprietary rights. From time to time, legal action by us may be necessary to enforce or protect our intellectual property rights or to determine the validity and scope of the intellectual property rights of others, and we may also be required from time to time to defend against third-party claims of infringement, misappropriation, other violation or invalidity.

Regulations

Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of laws and regulations in the United States, Mexico, Costa Rica, Brazil and Argentina. See Item 1A, “Risk Factors—We are subject to stringent and changing regulatory, legislative and industry standard developments regarding privacy and data security matters, which could adversely affect our ability to conduct our business.”

Corporate Information

Our principal executive offices are located at 222 W. Las Colinas Blvd. Suite 1650E, Irving, Texas 75039, and our telephone number is (971) 501-1440. Our corporate website address is www.agilethought.com.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission (the “SEC”).

We maintain a website at www.agilethought.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. The information on or that can be accessed through our website is not a part of this Annual Report on Form 10-K or incorporated by reference into any other filings we make with the SEC.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this annual report on Form 10-K, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

As of December 31, 2021, reflecting total repayments of $68.9 million during the year ended 2021, principal and interest outstanding under the First Lien Facility was $31.9 million, plus $6.9 million in total fees, for an aggregate amount owning under the credit agreement of $38.8 million. We continue to be required to make scheduled payments of principal and interest under the First Lien Facility. Our ability to make payments on our indebtedness and other obligations and our ability to comply with the applicable covenants thereto depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. We may not be able to maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness and other obligations. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation, and our business, financial condition, results of operations and prospects will be materially adversely affected.

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

We have entered into three amendments to the First Lien Facility since September 30, 2021 to extend the due date of a $4 million dollar amortization payment originally due on September 30, 2021. On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio for the quarterly periods of September 30, 2021 to June 30, 2022 and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022.

On November 29, 2021, the Company made a $20 million principal prepayment, which included the $4 million principal payment that was originally due September 30, 2021. The Company made this payment with proceeds from the New Second Lien Facility. Furthermore, on December 29, 2021, the Company issued approximately 4.4 million shares of Class A Common Stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. Subject to regulatory restrictions, the Company may issue additional First Lien Shares from time to time to reduce the amount of debt for purposes of the Total Leverage Ratio to the extent necessary to comply with such financial ratio. See “We may not be able to comply with the financial covenants in our credit agreements which could result in an event of default and therefore adversely affect our business, financial condition, results of operations and prospects,” below. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of the Company’s Class A Common Stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. The exercise of such warrants will cause further dilution to our existing shareholders. In addition, we may be required to pay Monroe cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of December 31, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million. To date, none of the indebtedness under the First Lien Facility has been accelerated, although we can provide no assurances that the lenders will not elect to accelerate any indebtedness if we were to be in default again in the future. If any indebtedness under our First Lien Facility were to be accelerated, our business, financial condition, results of operations and prospects will be materially adversely affected.

We may not be able to comply with the financial covenants in our credit agreements which could result in an event of default and therefore adversely affect our business, financial condition, results of operations and prospects.

Under the terms of the First Lien Facility, we are required to comply with net leverage ratio and fixed charge coverage covenants and other covenants, including providing financial information to our lenders at the times specified in the First Lien Facility. Our ability to meet these ratios and covenants can be affected by events beyond our control. We have not always met these ratios and covenants in the past and have had to obtain consents from the lenders under and amend the First Lien Facility to adjust the ratios and covenants so that we could remain in compliance.

As noted above, on November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio for the quarterly periods of September 30, 2021 to June 30, 2022 and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. For purposes of calculating compliance with the Company’s maximum Total Leverage Ratio for the quarters ended December 31, 2021, March 31, 2022 and June 30, 2022 (but not for any quarter thereafter), the amount of the Company’s debt will be deemed to be reduced by the market value of the First Lien Shares at the applicable quarter-end. The Company may issue additional First Lien Shares from time to time to reduce the amount of debt for purposes of the maximum Total Leverage Ratio to the extent necessary to comply with such financial ratio; however, such issuance may not be possible due to regulatory restrictions.

We may not meet these ratios and covenants in the future, including if we are unable to issue additional First Lien Shares for the quarters ended March 31, 2022 and June 30, 2022 or if we are unable to reduce our Total Leverage Ratio after June 30, 2022 when the First Lien Shares will no longer be used to reduce our debt for purposes of calculating compliance with such ratio. A failure by us to comply with the ratios or covenants contained in the First Lien Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under the terms of the First Lien Facility, including the occurrence of a material adverse change, the lenders could elect to declare any amounts outstanding to be due and payable and exercise other remedies as set forth in the First Lien Facility.

Under the terms of the New Second Lien Facility, we are also required to comply with net leverage ratio and fixed charge covenants and other covenants, including providing financial information to our lenders at the times specified in the New Second Lien Facility. Our ability to meet these ratios and covenants can be affected by events beyond our control. A failure by us to comply with the ratios or covenants contained in the New Second Lien Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under the terms of the New Second Lien Facility, including the occurrence of a material adverse change, the lenders could elect to declare any amounts outstanding to be due and payable and exercise other remedies as set forth in the New Second Lien Facility.

On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agrees to pay the First Lien Facility’s administrative agent a fee equal to $500,000. The fee shall be fully earned as of March 30, 2022 and shall be due and payable upon the end of the term loan. However, the fee shall be waived in its entirety if final payment in full occurs prior to or on May 30, 2022.

We may need additional capital, and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to meet our debt and other obligations, grow our business or develop or enhance our service offerings to respond to market demand or competitive challenges.

If we are unable to generate sufficient cash flow in the future to meet commitments, we may be required to adopt one or more alternatives, such as refinancing or restructuring indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. We have at times entered into informal arrangements with suppliers under which we paid our suppliers later than the terms of our agreements required to manage our cash flows. If we are not able to meet our commitments in the future for any reason, our creditors could seek to enforce remedies against us, including actions to put us into bankruptcy proceedings or receivership, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may also require additional cash resources due to changed business conditions or other future developments, including our growth initiatives and any investments or acquisitions we may decide to pursue, or to refinance our existing indebtedness. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, or obtain another credit facility. If we raise additional capital through the issuance of equity or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock. If we raise additional capital through equity, our existing stockholders may experience dilution. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would further restrict our operations, and the instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including investors’ perception of, and demand for, securities of IT services companies, conditions in the capital markets in which we may seek to raise funds, our future results of operations and financial condition, the terms of our credit facilities and general economic and political conditions. Financing may not be available in amounts or on terms acceptable to us, or at all, and could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under current or new credit arrangements to finance required capital expenditures and other costs under new contracts and meet other cash needs, including earnout obligations in connection with prior acquisitions.

Our business generally requires significant upfront working capital and/or capital expenditures for software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a service contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures or other costs in order to enter into or retain the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under the First Lien Facility.

In addition, since we currently utilize third-party consultants to deliver a large portion of our services, we may incur upfront costs (which may be significant) prior to receipt of any revenue under such arrangements. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.

In connection with prior acquisitions, we are required to make earnout payments to the sellers if certain metrics relating to the acquired businesses have been achieved. As of December 31, 2021, we had accrued $8.8 million in earnout payments as liabilities that we owe in connection with prior acquisitions. The $8.8 million balance accrues interest at an annual interest rate of 12%. The contingent earnout liability accrued is measured to fair value by an independent third-party expert. In order for us to make those earnout payments, in addition to having sufficient cash resources to make the payments themselves, we must be in pro forma compliance after giving effect to the earnout payments with liquidity and other financial and other covenants included in the First Lien Facility. We have not been able to satisfy those covenants to date in connection with the accrued earnout payments. If we are unable to satisfy those covenants and the First Lien Facility remains outstanding, or if we otherwise have insufficient cash flows from operating activities, cash on hand or access to borrowed funds, we will be unable to make the accrued earnout payments as well as future earnout payments that may accrue. There can be no assurance that in the event we are unable to make any such earnout payments, the sellers will not seek legal action against us, which could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, on June 24, 2021, the Company entered into a credit agreement with AGS Group LLC for a principal amount of $0.7 million. The principal amount outstanding under this agreement matured on December 20, 2021 (“Original Maturity Date”) but was extended until May 19, 2022 (“Extended Maturity Date”). Interest is due and payable in arrears on the Original Maturity Date at a 14.0 percent per annum until and including December 20, 2021 and at 20 percent per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed. As of December 31, 2021, the net loan balance under the AGS Group loan totaled $0.7 million. Separately, on July 26, 2021, the Company agreed with existing lenders and Exitus Capital to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million. No periodic interest payments are made and the loan was due on January 26, 2022, but was extended for an additional six month term with an option to extend up to one additional six month term. As of December 31, 2021, the net loan balance under the Exitus Capital loan totaled $3.6 million, net of $0.1 million in debt issuance costs. The loan is subject to a 36 percent annual interest moratorium if full payment is not paid upon the maturity date. Although we have extended the maturity dates for both debt instruments, but may be unable to do so in the future.

If we do not have adequate liquidity or are unable to obtain financing for these upfront costs and other cash needs on favorable terms or at all, we may not be able to pursue certain contracts, which could result in the loss of business or restrict the ability to grow. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated scope of or expansion in the services we provide to the applicable clients under the contracts, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including increasing our sales activities directed at the U.S. market or pursuing acquisitions. In the event we pursue significant acquisitions or other expansion opportunities or refinancing or repaying existing debt or other obligations, we may need to raise additional capital either through the public or private issuance of equity or debt securities, by entering into new credit facilities, which sources of funds may not necessarily be available on acceptable terms, if at all.

We have significant fixed costs related to lease facilities.

We have made and continue to make significant contractual commitments related to our leased facilities. Our operating lease expense related to land and buildings for the year ended December 31, 2021 was $2.2 million, and for the year ended December 31, 2020 was $2.5 million, net of reimbursements. These expenses will have a significant impact on our fixed costs, and if we are unable to grow our business and revenue proportionately, our operating results may be negatively affected.

Risks Related to Our Business and Industry

The currently evolving outbreak of the novel coronavirus disease, or COVID-19, pandemic, has impacted demand for our services and disrupted our operations and may continue to do so.

The COVID-19 outbreak is as a serious threat to the health and economic well-being of our customers, employees, and the overall economy. Since the beginning of the outbreak, many countries and states have taken dramatic action including, without limitation, ordering all non-essential workers to stay home, mandating the closure of schools and non-essential business premises and imposing isolation measures on large portions of the population. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies and the severity and the duration of these is highly uncertain. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, continue to be uncertain and many economists are predicting extended local or global recessions. The accelerating number of deaths and hospitalizations resulting from this disease are further exacerbating the uncertainties and challenges facing our business.

The ongoing COVID-19 pandemic had a significant impact on several of our customers during 2021, as several larger customers either postponed projects or developed or undertook internally technology initiatives instead of using our services to do so. This has adversely affected and may continue to adversely affect our opportunities for growth, whether through an increase in business or through acquisitions. The effects of the ongoing COVID-19 pandemic in the global financial markets may also reduce our ability to access capital and could negatively affect our liquidity in the future. The financial uncertainty arising from the COVID-19 pandemic may also negatively impact pricing for our services or cause our clients to again reduce or postpone their technology spending significantly and/or in the long-term, which may, in turn, lower the demand for our services and negatively affect our revenue, profitability and cash flows, and our business, financial condition, results of operations and prospects may be adversely affected.

Furthermore, if any of our employees become ill with COVID-19 and are unable to work, then our ability to deliver for our clients and run our business could be negatively affected, which may in turn adversely affect our business, financial condition, results of operations and prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business, financial condition, results of operations and prospects, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business, financial condition, results of operations and prospects.

We have taken certain precautions due to the ongoing COVID-19 pandemic that could harm our business.

From the beginning of the ongoing COVID-19 pandemic, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which we intend to continue and could negatively impact our business. As a company with employees, customers, partners and investors in many countries, we believe in upholding our company value of being good citizens by doing our part to help slow the spread of the virus. To this end, we have enabled substantially all of our employees to work remotely in compliance with relevant government advice and have generally suspended all non-essential travel worldwide for our employees. In addition, we have cancelled or postponed company-sponsored events, including employee attendance at industry events and non-essential in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another and with our customers, and many of our business processes assume that employees can meet with customers and prospective customers in person. Although we continue to monitor the situation and may adjust our current policies and practices as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, as we adjust to a fully-remote workforce, any of which could harm our business. There is no guarantee that any of these precautions will fully protect our employees and/or customers or enable us to maintain our productivity. The full extent to which the ongoing COVID-19 pandemic and our precautionary measures related thereto may adversely impact our business, financial condition, results of operations and prospects will depend on future developments, which are still uncertain and cannot be fully predicted at this time.

We are dependent on our largest clients, and if we fail to maintain these relationships or successfully obtain new engagements, we may not achieve our revenue growth and other financial goals.

Historically, a significant percentage of our annual revenue has come from our existing client base. For example, during 2020 and 2019, 92.5% and 77.5% of our revenue came from clients from whom we also generated revenue during the prior fiscal year, respectively. On a pro forma basis, giving effect of the AgileThought LLC acquisition as if it had occurred since January 1, 2018, 93.5% and 97.1% of our revenue during 2020 and 2019 came from clients from whom we also generated revenue during the prior fiscal year respectively. However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally do not have long-term contractual commitments from our clients and are often not our clients’ exclusive IT services provider. A major client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our significant clients could be acquired, and there can be no assurance that the acquirer would choose to use our services to the same degree as previously, if at all.

Our largest client for each of the years ended December 31, 2021 and 2020 accounted for 13.0% and 17.6% of our revenue, respectively, and our ten largest clients for the years ended December 31, 2021 and 2020 accounted for 65.1% and 67.0% of our revenue, respectively.

In addition, the services we provide to our clients, and the revenue and income from those services, may decline or vary as the type and quantity of services we provide changes over time. In addition, our reliance on any individual client for a significant portion of our revenue may give that client a certain degree of pricing leverage against us when re-negotiating contracts and terms of service. In order to successfully perform and market our services, we must establish and maintain multi-year, close relationships with our clients and develop a thorough understanding of their businesses. Our ability to maintain these close relationships is essential to the growth and profitability of our business. If we fail to maintain these relationships or successfully obtain new engagements from our existing clients, we may not achieve our revenue growth and other financial goals.

We generally do not have long-term contractual commitments from our clients, and our clients may terminate engagements before completion or choose not to enter into new engagements with us.

We generally do not have long-term contractual commitments with our clients. Our clients can terminate many of our master services agreements and work orders with or without cause, in some cases subject only to 30 days’ prior notice in the case of termination without cause. Although a substantial majority of our revenue is typically generated from existing clients, our engagements with our clients are typically for projects that are singular in nature. Large and complex projects may involve multiple engagements or stages, and a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements.

Even if we successfully deliver on contracted services and maintain close relationships with our clients, a number of factors outside of our control could cause the loss of or reduction in business or revenue from our existing clients. These factors include, among other things:
•the business or financial condition of that client or the economy generally;
•a change in strategic priorities of that client, resulting in a reduced level of spending on IT services;
•changes in the personnel at our clients who are responsible for procurement of IT services or with whom we primarily interact;
•a demand for price reductions by that client;
•mergers, acquisitions or significant corporate restructurings involving that client; and
•a decision by that client to move work in-house or to one or more of our competitors.

The loss or diminution in business from any of our major clients could have a material adverse effect on our business, financial condition, results of operations and prospects. The ability of our clients to terminate agreements exacerbates the uncertainty of our future revenue. We may not be able to replace any client that elects to terminate or not renew its contract with us. Further, terminations or delays in engagements may make it difficult to plan our project resource requirements.

We may not be able to recover or sustain our revenue growth rate consistent with the rate prior to COVID-19 pandemic.

Prior to the COVID-19 pandemic, our revenue increased by 57.2% from $110.5 million in the year ended December 31, 2018 to $173.7 million in the year ended December 31, 2019. Our business was adversely affected by the COVID-19 pandemic, and we experienced a decline in our revenue from $173.7 million in the year ended December 31, 2019 to $164.0 million in the year ended December 31, 2020 to $158.7 million in the year ended December 31, 2021. We may not be able to recover our revenue growth consistent with the rate prior to the COVID-19 pandemic or at all. You should not consider our revenue growth in periods prior to the COVID-19 pandemic as indicative of our future performance. As we seek to grow our business, our future revenue growth rate may be impacted by a number of factors, such as the ongoing impact of COVID-19 pandemic fluctuations in demand for our services, increasing competition, difficulties in integrating acquired companies, decreasing growth of our overall market, our inability to engage and retain a sufficient number of information technology, or IT, professionals or otherwise scale our business, rising wages in the markets in which we operate or our failure, for any reason, to capitalize on growth opportunities, and our business, financial condition, results of operations and prospects may be adversely affected.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which may adversely affect our business, financial condition, results of operations and prospects.

In July 2019 we (under our previous corporate name AN Global Inc.) completed our acquisition of AgileThought, LLC, or AgileThought, and in November 2018 we completed our acquisition of 4th Source, Inc., or 4th Source, both of which expanded our client base and business operations in the United States. In addition, we have completed nine other acquisitions during the last five fiscal years. In the future, we plan to acquire additional businesses that we believe could complement or expand our business. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. In addition, we have previously and may in the future use earn-out arrangements in connection with acquisitions. Using earn-out arrangements to consummate an acquisition, pursuant to which we agree to pay additional amounts of contingent consideration based on the achievement of a predetermined metric, has at times and may continue to make our integration efforts more complicated. We have also previously and may in the future negotiate restructured earn-out arrangements following the closing of acquisitions, which causes a diversion of management attention from ongoing business concerns and may result in additional cost in connection with the applicable acquisitions.

The failure to meet the integration challenges stemming from our acquisitions could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:
•our inability to achieve the operating synergies anticipated in the acquisitions;
•diversion of management attention from ongoing business concerns to integration matters or earn-out calculations, restructurings or disputes;
•challenges in consolidating and rationalizing IT platforms and administrative infrastructures;
•complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations;
•difficulties in retaining IT professionals and other key employees and achieving minimal unplanned attrition;
•difficulties in integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality service;
•our inability to exert control of acquired businesses that include earn-out payments or the risk that actions incentivized by earn-out payments will hinder integration efforts;
•our inability to demonstrate to our clients and to clients of acquired businesses that the acquisition will not result in adverse changes in client service standards or business focus;
•possible cash flow interruption or loss of revenue as a result of transitional matters; and
•inability to generate sufficient revenue to offset acquisition costs.

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer financial or reputational harm or otherwise be adversely affected. Our acquisition targets may not have as robust internal controls over financial reporting as would be expected of a public company. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. We took impairment charges of $16.7 million 2020, primarily related to prior acquisitions in Latin America, and we may take material impairment charges in the future related to acquisitions. We may also become subject to new regulations as a result of an acquisition, including if we acquire a business serving clients in a regulated industry or acquire a business with clients or operations in a country in which we do not already operate. In addition, if we finance acquisitions by incurring debt under credit facilities or issuing notes and are unable to realize the expected benefits of those acquisitions for any reason, we may be unable to repay, refinance or restructure that indebtedness when payment is due, and the lenders of that indebtedness could proceed against any collateral granted to secure such indebtedness or force us into bankruptcy or liquidation. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may also be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to the integration of operations of the acquired business. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

Strategic acquisitions to complement and expand our business have been and will likely remain an important part of our competitive strategy. If we fail to acquire companies whose prospects, when combined with our company, would increase our value, then our business, financial condition, results of operations and prospects may be adversely affected.

We have expanded, and may continue to expand, our operations through strategically targeted acquisitions of additional businesses. On occasion, selective acquisitions have expanded our service capabilities, geographic presence, or client base. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial expense, delays or other operational or financial risks and problems. In addition, any client satisfaction or performance problems within an acquired business could have a material adverse impact on our corporate reputation and brand. We cannot assure you that any acquired businesses will achieve anticipated revenues and earnings. Any failure to manage our acquisition strategy successfully could have a material adverse effect on our business, financial condition, results of operations and prospects.

We must attract and retain highly skilled IT professionals. Failure to hire, train and retain IT professionals in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

In order to sustain our growth, we must attract and retain a large number of highly skilled and talented IT professionals. While our headcount decreased from December 31, 2019 to December 31, 2020, the decrease was primarily attributable to actions implemented in response to the COVID-19 pandemic, and our headcount increased in 2021 and we anticipate that we will need to significantly increase our headcount as our business grows. Our business is driven by people and, accordingly, our success depends upon our ability to attract, train, motivate, retain and effectively utilize highly skilled IT professionals in our delivery locations, which currently are principally located in Mexico and the United States. We believe that there is significant competition for technology professionals in the geographic regions in which our offices are located and in locations in which we intend to establish future offices and that such competition is likely to continue for the foreseeable future. Additionally, given our delivery locations in the United States, we must attract and retain a growing number of IT professionals with English language proficiency, which could further limit the talent base from which we can hire. Increased hiring by technology companies and increasing worldwide competition for skilled IT professionals may lead to a shortage in the availability of suitable personnel in the locations where we operate and hire. Our ability to properly staff projects, maintain and renew existing engagements and win new business depends, in large part, on our ability to recruit, train and retain IT professionals. We are currently focused on growing our workforce through university recruiting; however, this strategy and any other strategies we employ to hire, train and retain our IT professionals may be inadequate or may fail to achieve our objectives. Failure to hire, train and retain IT professionals in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, the technology industry generally experiences a significant rate of turnover of its workforce. There is a limited pool of individuals who have the skills and training needed to help us grow our company. We compete for such talented individuals not only with other companies in our industry but also with companies in other industries, such as healthcare, financial services and technology generally. High attrition rates of IT personnel would increase our hiring and training costs, reduce our revenues and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business.

We may not be successful in building a university recruiting and hiring program, which could hamper our ability to scale our business and grow revenue.

As part of our growth strategy, we are focused on growing our workforce through university recruiting. In particular, we intend to focus our university recruitment efforts on Mexico and the United States. We cannot guarantee that we will be able to recruit and train a sufficient number of qualified university hires or that we will be successful in retaining these future employees. We may not be successful in building a reputable brand on college campuses or deepening and sustaining relationships with university administrations which could hinder our ability to grow our workforce through university hiring. Increased university hiring by technology companies, particularly in Latin America and the United States, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified university personnel in the locations where we operate and hire. Failure to hire and train or retain qualified university graduates in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

Increases in our current levels of attrition may increase our operating costs and adversely affect our business, financial condition, results of operations and prospects.

The technology industry generally experiences a significant rate of turnover of its workforce. Excluding resignations occurring within the first year of employment and adjusting for business dispositions or discontinued business and non-core projects, our total adjusted attrition rate of billable employees for the twelve months ended December 31, 2021 was

36.1% and for the year ended December 31, 2020 it was 20.8%. If our attrition rate were to increase, our operating efficiency and productivity may decrease. In addition, our Chief Financial Officer recently retired, and we have not yet hired a replacement. We compete for talented individuals not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, among others. High attrition rates of IT personnel could have an adverse effect on our ability to expand our business, may cause us to incur greater personnel expenses and training costs, and may otherwise adversely affect our business, financial condition, results of operations and prospects.

Our revenue is dependent on a limited number of industry verticals, and any decrease in demand for IT services in these verticals or our failure to effectively penetrate new verticals could adversely affect our revenue, business, financial condition, results of operations and prospects.

Historically, we have focused on developing industry expertise and deep client relationships in a limited number of industry verticals. As a result, a substantial portion of our revenue has been generated by clients operating in financial services, healthcare and professional services industries. Our business growth largely depends on continued demand for our services from clients in the financial services, healthcare and professional services industries, and any slowdown or reversal of the trend to spend on IT services in these verticals could result in a decrease in the demand for our services and materially adversely affect our revenue, business, financial condition, results of operations and prospects.

In the verticals in which we operate, there are numerous competitors that may be entrenched with potential clients we target and which may be difficult to dislodge. As a result of these and other factors, our efforts to expand our client base may be expensive and may not succeed, and we therefore may be unable to grow our revenue. If we fail to further penetrate our existing industry verticals or expand our client base into new verticals, we may be unable to grow our revenue and our business, financial condition, results of operations and prospects may be harmed.

Other developments in the verticals in which we operate may also lead to a decline in the demand for our services, and we may not be able to successfully anticipate and prepare for any such changes. For example, consolidation or acquisitions, particularly involving our clients, may adversely affect our business. Our clients and potential clients may experience rapid changes in their prospects, substantial price competition and pressure on their profitability. This, in turn, may result in increasing pressure on us from clients and potential clients to lower our prices, which could adversely affect our revenue, business, financial condition, results of operations and prospects.

Our contracts could be unprofitable, and any failure by us to accurately estimate the resources required to complete a contract on time and on budget could have a material adverse effect on our business, financial condition, results of operations and prospects.

We perform our services primarily on a time-and-materials basis. Revenue from our time-and-materials contracts represented 88.2% and 82.3%, respectively, of total revenue for the years ended December 31, 2020 and 2021. We charge out the services performed by our employees under these contracts at daily or hourly rates that are specified in the contract. The rates and other pricing terms negotiated with our clients are highly dependent on our internal forecasts of our operating costs and predictions of increases in those costs influenced by wage inflation and other marketplace factors, as well as the volume of work provided by the client. Our predictions are based on limited data and could turn out to be inaccurate, resulting in contracts that may not be profitable. Typically, we do not have the ability to increase the rates established at the outset of a client project other than on an annual basis and often subject to caps. Independent of our right to increase our rates on an annual basis, client expectations regarding the anticipated cost of a project may limit our practical ability to increase our rates for ongoing work.

In addition to time-and-materials contracts, we also perform our services under fixed-price and managed services contracts. Revenue from our fixed-price and managed services contracts represented 11.8% and 17.7%, respectively, of total revenue for the year ended December 31, 2020 and 2021. Our pricing in fixed-price and managed services contracts is highly dependent on our assumptions and forecasts about the costs we expect to incur to complete the related project, which are based on limited data and could turn out to be inaccurate. Any failure by us to accurately estimate the resources, including the skills and seniority of our employees, required to complete a fixed-price or managed services contract on time and on budget or meet a service level on a managed services contract, or any unexpected increase in the cost of our employees assigned to the related project, office space or materials could expose us to risks associated with cost overruns and could have a material adverse effect on our business, financial condition, results of operations and prospects. Customers may be unable or unwilling to recognize phases or partial delivery of our services, thereby delaying their recognition of our work, which would impact our cash collection cycles. Customers may also not be able or willing to recognize phases or partial delivery of our services, which may delay payment for work we delivery, and which could negatively impact our cash collection cycles. In addition, any unexpected changes in economic conditions that affect any of our assumptions and predictions could render contracts that would have been favorable to us when signed unfavorable.

Our operating results could suffer if we are not able to maintain favorable pricing.

Our operating results are dependent, in part, on the rates we are able to charge for our services. Our rates are affected by a number of factors, including:
•our clients’ perception of our ability to add value through our services;
•our competitors’ pricing policies;
•bid practices of clients and their use of third-party advisors;
•the ability of large clients to exert pricing pressure;
•employee wage levels and increases in compensation costs;
•employee utilization levels;
•our ability to charge premium prices when justified by market demand or the type of service; and
•general economic conditions.

If we are not able to maintain favorable pricing for our services, our operating results could suffer.

If we do not maintain adequate employee utilization rates and productivity levels, our operating results may suffer and our business, financial condition, results of operations and prospects may be adversely affected.

Our operating results and the cost of providing our services are affected by the utilization rates of our employees in our delivery locations. If we are not able to maintain appropriate utilization rates for our employees involved in delivery of our services, our operating results may suffer. Our utilization rates are affected by a number of factors, including:
•our ability to promptly transition our employees from completed projects to new assignments and to hire and integrate new employees;
•our ability to forecast demand for our services and maintain an appropriate number of employees in each of our delivery locations;
•our ability to deploy employees with appropriate skills and seniority to projects;
•our ability to maintain continuity of existing resources on existing projects;
•our ability to manage the attrition of our employees; and
•our need to devote time and resources to training, including language training, professional development and other activities that cannot be billed to our clients.

Our revenue could also suffer if we misjudge demand patterns and do not recruit sufficient employees to satisfy demand. Employee shortages could prevent us from completing our contractual commitments in a timely manner and cause us to lose contracts or clients. Further, to the extent that we lack a sufficient number of employees with lower levels of seniority and daily or hourly rates, we may be required to deploy more senior employees with higher rates on projects without the ability to pass such higher rates along to our clients, which could adversely affect our operating results.

Additionally, our revenue could suffer if we experience a slowdown or stoppage of service for any clients or on any project for which we have dedicated employees and we are not be able to efficiently reallocate these employees to other clients to keep their utilization and productivity levels high. If we are not able to maintain high resource utilization levels without corresponding cost reductions or price increases, our operating results will suffer and our business, financial condition, results of operations and prospects may be adversely affected.

We are focused on growing our client base in the United States and may not be successful.

We are focused on geographic expansion, particularly in the United States. In 2020 and 2021, 69.0% and 65.2% of our revenue came from clients in the United States, respectively.

We have made significant investments to expand our business in the United States, including our acquisitions of 4th Source in November 2018 and of AgileThought in July 2019, which increased our sales presence in the United States and added onshore and nearshore delivery capacity in Latin America and in the United States. However, our ability to acquire new clients will depend on a number of factors, including market perception of our services, our ability to successfully add nearshore capacity and pricing, competition and overall economic conditions. If we are unable to retain existing clients and attract new clients in the United States or if our expansion plans take longer to implement than expected or their costs exceed our expectations, we may be unable to grow our revenue and our business, financial condition, results of operations and prospects could be adversely affected.

We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

We have experienced growth and significantly expanded our business over the past several years, both organically and through acquisitions. We intend to continue to grow our business in the foreseeable future and to pursue existing and potential market opportunities. We have also increased the size and complexity of the projects that we undertake for our clients and hope to continue being engaged for larger and more complex projects in the future. As we add new delivery sites, introduce new services or enter into new markets, we may face new market, technological and operational risks and challenges with which we are unfamiliar, and we may not be able to mitigate these risks and challenges to successfully grow those services or markets. We may not be able to achieve our anticipated growth or successfully execute large and complex projects, which could materially adversely affect our revenue, business, financial condition, results of operations and prospects.

Our future growth depends on us successfully recruiting, hiring and training IT professionals, expanding our delivery capabilities, adding effective sales staff and management personnel, adding service offerings, maintaining and expanding our engagements with existing clients and winning new business. Effective management of these and other growth initiatives will require us to continue to improve our infrastructure, execution standards and ability to expand services.

If we cannot maintain our culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business, financial condition, results of operations and prospects may be adversely affected.

We believe that a critical contributor to our success has been our culture, which is the foundation that supports and facilitates our distinctive approach. As we grow and are required to add more employees and infrastructure to support our growth, we may find it increasingly difficult to maintain our corporate culture. If we fail to maintain a culture that fosters career development, innovation, creativity and teamwork, we could experience difficulty in hiring and retaining IT professionals and other valuable employees. Failure to manage growth effectively could adversely affect the quality of the execution of our engagements, our ability to attract and retain IT professionals and other valuable employees, and our business, financial condition, results of operations and prospects. In addition, as we continue to integrate and acquire business as part of our growth strategy we risk preserving our culture, values and our entrepreneurial environment. Integrating acquisitions into our business can be particularly difficult due to different corporate cultures and values, geographic distance and other intangible factors.

We face intense competition.

The market for IT services is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. We believe that the principal competitive factors that we face are the ability to innovate; technical expertise and industry knowledge; end-to-end solution offerings; delivery location; price; reputation and track record for high-quality and on-time delivery of work; effective employee recruiting; training and retention; and responsiveness to clients’ business needs.

Our primary competitors include next-generation IT service providers, such as EPAM Systems, Inc., Endava Plc, Infosys Limited and Globant S.A., global consulting and traditional global IT service companies such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation and International Business Machines Corporation, or IBM; and in-house IT and development departments of our existing and potential clients. Many of our competitors have substantially greater financial, technical and marketing resources and greater name recognition than we do. As a result, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of IT services. Companies based in some emerging markets also present significant price competition due to their competitive cost structures and tax advantages.

In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new market entrants. Further, there is a risk that our clients may elect to increase their internal resources to satisfy their IT service needs as opposed to relying on third-party service providers. The IT services industry may also undergo consolidation, which may result in increased competition in our target markets from larger firms that may have substantially greater financial, marketing or technical resources, may be able to respond more quickly to new technologies or processes and changes in client demands, and may be able to devote greater resources to the development, promotion and sale of their services than we can. Increased competition could also result in price reductions, reduced operating margins and loss of our market share. We cannot assure you that we will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect our business, financial condition, results of operations and prospects.

We are dependent on members of our senior management team.

Our future success heavily depends upon the continued services of our senior management team. We currently do not maintain key person life insurance for any of the members of our senior management team. In addition, we do not have employment agreements with all of the members of our senior management team. Even those employees with whom we have employment agreements or other arrangements may terminate their employment with us with or without cause, often with limited notice. If one or more of our senior executives are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily, on a timely basis or at all. In addition, competition for senior executives in our industry is intense, and we may be unable to retain our senior executives or attract and retain new senior executives in the future, in which case our business may be severely disrupted, and our financial condition, results of operations and prospects may be adversely affected. . For example, our Chief Financial Officer retired effective March 15, 2022 and while we have named an interim Chief Financial Officer, our search for a permanent replacement remains ongoing.

If any of our senior management team joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and IT professionals and staff members to them. Also, if any of our sales executives or other sales personnel, who generally maintain close relationships with our clients, joins a competitor or forms a competing company, we may lose clients to that company, and our revenue, business, financial condition, results of operations and prospects may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, business practices or procedures by such personnel. Any non-competition, non-solicitation or non-disclosure agreements we have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties associated with the enforceability of such agreements.

Forecasts of our market size may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

Growth forecasts included in this annual report on Form 10-K relating to our market opportunity and the expected growth in the market for our services are subject to significant uncertainty and are based on both internal and third-party assumptions and estimates which may prove to be inaccurate. Even if these markets meet our size estimates and experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many risks and uncertainties, including our success in implementing our business strategy. Accordingly, the forecasts of market growth included in this annual report on Form 10-K should not be taken as indicative of our future growth.

Our business, financial condition, results of operations and prospects will suffer if we are not successful in delivering contracted services.

Our operating results are dependent on our ability to successfully deliver contracted services in a timely manner. We must consistently build, deliver and support challenging and complex projects and managed services. Failure to perform or observe any contractual obligations could damage our relationships with our clients and could result in cancellation or non-renewal of a contract. Some of the challenges we face in delivering contracted services to our clients include:
•maintaining high-quality control and process execution standards;
•maintaining planned resource utilization rates on a consistent basis;
•maintaining employee productivity and implementing necessary process improvements;
•controlling costs;
•maintaining close client contact and high levels of client satisfaction;
•maintaining physical and data security standards required by our clients;
•recruiting and retaining sufficient numbers of skilled IT professionals; and
•maintaining effective client relationships.

If we are unable to deliver contracted services, our relationships with our clients will suffer and we may be unable to obtain new engagements. In addition, it could damage our reputation, cause us to lose business, impact our operating margins and adversely affect our business, financial condition, results of operations and prospects, as well as subject us to breach of contract claims.

If we do not successfully manage and develop our relationships with key partners or if we fail to anticipate and establish new partnerships in new technologies, our business, financial condition, results of operations and prospects could be adversely affected.

We have partnerships with companies whose capabilities complement our own. A significant portion of our revenue and services and solutions are based on technology or software provided by a few major partners.

The business that we conduct through these partnerships could decrease or fail to grow for a variety of reasons. The priorities and objectives of our partners may differ from ours, and our partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. In addition, some of our partners are also large clients or suppliers of technology to us. The decisions we make vis-à-vis a partner may impact our ongoing relationship. In addition, our partners could experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions.

We must anticipate and respond to continuous changes in technology and develop relationships with new providers of relevant technology. We must secure meaningful partnerships with these providers early in their life cycle so that we can develop the right number of certified people with skills in new technologies. If we are unable to maintain our relationships with current partners and identify new and emerging providers of relevant technology to expand our network of partners, we may not be able to differentiate our services or compete effectively in the market.

If we do not obtain the expected benefits from our partnerships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our business, financial condition, results of operations and prospects could be adversely affected.

Our sales of services and operating results may experience significant variability and our past results may not be indicative of our future performance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Factors that are likely to cause these variations include:
•the number, timing, scope and contractual terms of projects in which we are engaged;
•delays in project commencement or staffing delays due to difficulty in assigning appropriately skilled or experienced professionals;
•the accuracy of estimates on the resources, time and fees required to complete projects and costs incurred in the performance of each project;
•inability to retain employees or maintain employee utilization levels;
•changes in pricing in response to client demand and competitive pressures;
•the business decisions of our clients regarding the use of our services or spending on technology;
•the ability to further grow sales of services from existing clients and the ability to substitute revenue from engagements with governmental clients as we discontinue new engagements with governmental entities;
•seasonal trends and the budget and work cycles of our clients;
•delays or difficulties in expanding our operational facilities or infrastructure;
•our ability to estimate costs under fixed price or managed services contracts;
•employee wage levels and increases in compensation costs;
•unanticipated contract or project terminations;
•the timing of collection of accounts receivable;
•our ability to manage risk through our contracts;
•the continuing financial stability of our clients;
•changes in our effective tax rate or unanticipated tax assessments;
•impacts of any acquisitions and our ability to successfully integrate any acquisitions;
•the implementation of new laws or regulations and/or changes to current applicable laws or regulations or their interpretation or application;
•uncertainly and disruption to the global markets including due to public health pandemics, such as the ongoing COVID-19 pandemic;
•fluctuations in currency exchange rates; and

•general economic conditions.

As a result of these factors, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

The IT services industry is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure in our industry. Because services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model, and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market. Neither our past financial performance nor the past financial performance of any other company in the IT services industry is indicative of how our company will fare financially in the future. Our future profits may vary substantially from those of other companies and those we have achieved in the past, making an investment in our company risky and speculative. If our clients’ demand for our services declines as a result of economic conditions, market factors or shifts in the technology industry, our business would suffer and our financial condition, results of operations and prospects could be adversely affected.

We have in the past experienced, and may in the future experience, a long selling and implementation cycle with respect to certain projects that require us to make significant resource commitments prior to realizing revenue for our services.

We have experienced, and may in the future experience, a long selling cycle with respect to certain projects that require significant investment of human resources and time by both our clients and us. Before committing to use our services, potential clients may require us to allocate substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other IT service providers or in-house resources) and the timing of our clients’ budget cycles and approval processes. If our sales cycle unexpectedly lengthens for one or more projects, it could affect the timing of our recognition of revenue and hinder or delay our revenue growth. For certain clients, we may begin work and incur costs prior to executing the contract. A delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement, or to complete certain contract requirements in a particular financial period, could reduce our revenue in that financial period or render us entirely unable to collect payment for work already performed.

Implementing our services also involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may experience delays in obtaining internal approvals or delays associated with technology, thereby further delaying the implementation process. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources. Any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could materially adversely affect our business, financial condition, results of operations and prospects.

If we provide inadequate service or cause disruptions in our clients’ businesses, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation, and our business, financial condition, results of operations and prospects may be adversely affected.

Any defects or errors or failure to meet clients’ expectations in the performance of our contracts could result in claims for substantial damages against us. In addition, certain liabilities, such as claims of third parties for intellectual property infringement and breaches of data protection and security requirements, for which we may be required to indemnify our clients, could be substantial. The successful assertion of one or more large claims against us in amounts greater than those covered by our then-current insurance policies could materially adversely affect our business, financial condition, results of operations and prospects. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees. In addition, a failure or inability to meet a contractual requirement, in addition to subjecting us to breach of contract claims, could seriously damage our corporate reputation and limit our ability to attract new business.

In certain contracts, we agree to complete a project by a scheduled date or maintain certain service levels. We may suffer reputational harm and loss of future business if we do not meet our contractual commitments. In addition, if the project experiences a performance problem, we may not be able to recover the additional costs we will incur to remediate the problem, which could exceed revenue realized from a project. Under our managed services contracts, we may be required to pay liquidated damages if we are unable to maintain agreed-upon service levels, and our business, financial condition, results of operations and prospects may be adversely affected.

Our business depends on a strong brand and corporate reputation. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements resulting in a loss of business and could adversely affect our employee recruitment and retention efforts, which in turn could adversely affect our business, financial condition, results of operations and prospects.

Since many of our specific client engagements involve highly tailored solutions, our corporate reputation is a significant factor in our clients’ and prospective clients’ determination of whether to engage us. We believe our brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented IT professionals. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable services that continue to meet the needs of our clients at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new services, and our ability to successfully differentiate our services and capabilities from those of our competitors. Our brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition, results of operations and prospects may suffer.

Our corporate reputation is susceptible to damage by actions or statements made by current or former employees or clients, competitors, vendors and adversaries in legal proceedings, as well as members of the investment community and the media. In addition, if errors are discovered in our historical financial data, we could suffer reputational damage. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our employee recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us and adversely affect our business, financial condition, results of operations and prospects.

If we do not continue to innovate and remain at the forefront of next-generation technologies and related market trends, we may lose clients and not remain competitive, and our business, financial condition, results of operations and prospects may be adversely affected.

Our success depends on delivering innovative solutions that leverage emerging next-generation technologies and emerging market trends to drive increased revenue. Technological advances and innovation are constant in the IT services industry. As a result, we must continue to invest significant resources to stay abreast of technology developments so that we may continue to deliver solutions that our clients will wish to purchase. If we are unable to anticipate technology developments, enhance our existing services or develop and introduce new services to keep pace with such changes and meet changing client needs, we may lose clients and our revenue, business, financial condition, results of operations and prospects could suffer. Our results of operations would also suffer if our employees are not responsive to the needs of our clients, not able to help clients in driving innovation and not able to help our clients in effectively bringing innovative ideas to market. Our competitors may be able to offer design and innovation services that are, or that are perceived to be, substantially similar or better than those we offer. This may force us to reduce our prices and to allocate significant resources in order to remain competitive, which we may be unable to do profitably or at all. Because many of our clients and potential clients regularly contract with other IT service providers, these competitive pressures may be more acute than in other industries.

Our ability to expand our business and procure new contracts or enter into beneficial business arrangements could be affected to the extent we enter into agreements with clients containing non-competition clauses.

We have in the past and may in the future enter into agreements with clients that restrict our ability to accept assignments from, or render similar services to, those clients’ customers, require us to obtain our clients’ prior written consent to provide services to their customers or restrict our ability to compete with our clients, or bid for or accept any assignment for which those clients are bidding or negotiating. These restrictions could hamper our ability to compete for and provide services to other clients in a specific industry in which we have expertise and could materially adversely affect our business, financial condition, results of operations and prospects.

Our cash flows and results of operations may be adversely affected if we are unable to collect on billed and unbilled receivables from clients, which may in turn adversely affect our business, financial condition and prospects.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain provisions against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. We may not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as a potential credit crisis in the global financial system, could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions could cause clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could increase our receivables balance. Timely collection of fees for client services also depends on our ability to complete our contractual commitments and subsequently bill for and collect our contractual service fees. If we are unable to meet our contractual obligations, we might experience delays in the collection of or be unable to collect our client balances, which would adversely affect our results of operations and our cash flows. In addition, if we experience an increase in the time required to bill and collect for our services, our cash flows and results of operations could be adversely affected, which in turn could adversely affect our business, financial condition and prospects.

If we are unable to comply with our security obligations or our computer systems are or become vulnerable to security breaches, we could face reputational damage and lose clients and revenue, and our business, financial condition, results of operations and prospects could be adversely affected.

The services we provide are often critical to our clients’ businesses. Certain of our client contracts require us to comply with security obligations, which could include breach notification and remediation obligations, maintaining network security and backup data, ensuring our network is virus-free, maintaining business continuity planning procedures, and verifying the integrity of employees that work with our clients by conducting background checks. Any failure in a client’s system, whether or not a result of or related to the services we provide, or breach of security relating to the services we provide to the client, could adversely affect our business, including by damaging our reputation or resulting in a claim for substantial damages against us. Our liability for security breaches of our or a client’s systems or breaches of data security requirements, for which we may be required to indemnify our clients, may be extensive. Any failure of our equipment or systems, or any disruption to basic infrastructure like power and telecommunications in the locations in which we operate, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, and adversely affect our business, financial condition, results of operations and prospects. Additionally, our failure to continuously upgrade or increase the reliability and redundancy of our infrastructure to meet the demands of our customers could adversely affect the functioning and performance of our services and could in turn affect our results of operations. Any steps we take to increase the security, reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

In addition, we often have access to or are required to collect, store and otherwise process confidential client data. If any person, including any of our employees or former employees, accidentally or intentionally, penetrates our network security, exposes our data or code, or misappropriates data or code that belongs to us, our clients, or our clients’ customers, we could be subject to significant liability from our clients or our clients’ customers for breaching contractual obligations or applicable privacy laws, rules and regulations. Unauthorized disclosure of sensitive or confidential client and customer data, including personal data, whether through breach of our computer systems, systems failure, loss or theft of confidential information or intellectual property belonging to our clients or our clients’ customers, or otherwise, could damage our brand and reputation, cause us to lose clients and revenue, and result in financial and other potential losses by us. For more information, see “Risk Factors — We are subject to stringent and changing regulatory, legislative and industry standard developments regarding privacy and data security matters, which could adversely affect our ability to conduct our business.”

We are also subject to numerous commitments in our contracts with our clients. Significant unavailability of our services due to attacks could cause users to claim breach of contract and cease using our services, which could materially and adversely affect our business, financial condition, results of operations and prospects. We also may be subject to liability claims if we breach our contracts, including as a result of any accidental or intentional breach of our security.

Despite the procedures, systems and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls, the negligence or the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, which we only maintain in select jurisdictions, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our services, failures of or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all, or our insurance could undergo a change in policy including premium increases or the imposition of large deductible or co-insurance requirements. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

We are subject to stringent and changing regulatory, legislative and industry standard developments regarding privacy and data security matters, which could adversely affect our ability to conduct our business.

We, along with a significant number of our clients, are subject to a variety of federal, state, local and international laws, rules, regulations and industry standards related to data privacy and cybersecurity, and restrictions or technological requirements regarding the processing, collection, use, storage, protection, retention or transfer of data. The regulatory framework for privacy and security issues worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

For example, the European Union General Data Protection Regulation, or the GDPR, came into force in May 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and data controllers, heavier documentation requirements for data protection compliance programs, greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability for data subjects, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, in July 2020, the European Court of Justice, or the ECJ, invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the EU has presented a new draft set of contractual clauses, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the U.S., each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the U.S.

Further, the exit of the United Kingdom, or the UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 31, 2020, subject to a transition period that ended December 31, 2020. As of January 1, 2021, following the expiry of such transition period, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the UK’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the UK, the European Commission has published a decision finding that the UK ensures an adequate level of data protection, although such decision is subject to renewal and may be revised or revoked in the interim, resulting in uncertainty and the potential for increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA.

Another example is the recently adopted the California Consumer Privacy Act of 2018, or the CCPA, in the United States, which became effective on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, imposing special rules on the collection of data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA provides for severe civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. In addition, it is anticipated the CCPA will be expanded on January 1, 2023, when the

California Privacy Rights Act of 2020, or the CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the CCPA and the CPRA. While aspects of the CPRA and its interpretation remain to be determined in practice, they create further uncertainty and may result in additional costs and expenses in an effort to comply. Additionally, on March 2, 2021, the Virginia Consumer Data Protection Act, or the CDPA, was signed into law. The CDPA becomes effective beginning January 1, 2023, and contains provisions that require businesses to conduct data protection assessments in certain circumstances, and that require opt-in consent from consumers to process certain sensitive personal information. These laws could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Additionally, all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. More than a dozen states require that reasonable information security protections be used to protect personal information. If we fail to comply with any applicable privacy laws, rules, regulations, industry standards and other legal obligations, we may be subject to the aforementioned penalties, our business, financial condition, results of operations and prospects could be adversely affected.

Also, in the United States, further laws, rules and regulations to which we may be subject include those promulgated under the authority of the Federal Trade Commission, the Gramm Leach Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations. Globally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, rules, policies, regulations and standards covering user privacy, data security, technologies such as cookies that are used to collect, store or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection, including the collection, use, processing, transfer, storage or disclosure of data associated with unique individual internet users. New regulation or legislative actions regarding data privacy and security, together with applicable industry standards, may increase the costs of doing business and could have a material adverse effect on our business, financial condition, results of operations and prospects.

While we have taken steps to mitigate the impact of the GDPR and other laws, rules, regulations and standards on us, including by implementing certain security measures and mechanisms, the efficacy and longevity of these mechanisms remains uncertain. Despite our ongoing efforts to bring practices into compliance, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. Our efforts could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of data. It is also possible that local data protection authorities may have different interpretations of the GDPR and other laws, rules, regulations and standards to which we are subject, leading to potential inconsistencies amongst various EU member states. Because the interpretation and application of many privacy and data protection laws, rules and regulations along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Certain of our clients require solutions that ensure security given the nature of the content being distributed and associated applicable regulatory requirements. In particular, our U.S. healthcare industry clients may rely on our solutions to protect information in compliance with the requirements of the Health Insurance Portability and Accountability Act of 1996, the 2009 Health Information Technology for Economic and Clinical Health Act, the Final Omnibus Rule of January 25, 2013, and related regulations, which are collectively referred to as HIPAA, and which impose privacy and data security standards that protect individually identifiable health information by limiting the uses and disclosures of individually identifiable health information and requiring that certain data security standards be implemented to protect this information. As a “business associate” to “covered entities” that are subject to HIPAA, such as certain healthcare providers, health plans and healthcare clearinghouses, we also have our own compliance obligations directly under HIPAA and pursuant to the business associate agreements that we are required to enter into with our clients that are HIPAA-covered entities and any vendors we engage that access, use, transmit or store individually identifiable health information in connection with our business operations. Compliance efforts can be expensive and burdensome, and if we fail to comply with our obligations under HIPAA, our required business associate agreements or applicable state data privacy laws and regulations, we could be subject to regulatory investigations and orders, significant fines and penalties, mitigation and breach notification expenses, private litigation and contractual damages, corrective action plans and related regulatory oversight and reputational harm.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our business and harm our business, financial condition and results of operations.

Any failure or perceived failure, including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data protection, marketing, client communications or information security, by us to comply with laws, rules, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to data privacy or security, may result in governmental investigations and enforcement actions, litigation, significant fines and penalties or adverse publicity, and could cause our clients and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, rules, regulations and industry standards relating to privacy, data protection, marketing, client communications and information security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, rules, regulations and standards may have on our business. Current and future laws, rules, regulations, standards and other obligations or any changed interpretation of existing laws, rules, regulations or standards could impair our ability to develop and market new services and maintain and grow our client base and increase revenue.

Our client relationships, revenue, business, financial condition, results of operations and prospects may be adversely affected if we experience disruptions in our internet infrastructure, telecommunications or IT systems.

Disruptions in telecommunications, system failures, internet infrastructure issues, computer attacks, natural disasters, terrorism and loss of adequate power could damage our reputation and harm our ability to deliver services to our clients, which could result in client dissatisfaction, a loss of business, damage to our brand and reputation and related reduction of our revenue. We may not be able to consistently maintain active voice and data communications between our various global operations and with our clients due to disruptions in telecommunication networks and power supply, system failures or computer attacks. Any failure in our ability to communicate could result in a disruption in business, which could hinder our performance and our ability to complete projects on time. Such failure to perform our client contracts could have a material adverse effect on our revenue, business, financial condition, results of operations and prospects.

Our business, financial condition, results of operations and prospects could be adversely affected by negative publicity about offshore outsourcing or anti-outsourcing legislation in the countries in which our clients operate.

Concerns that offshore outsourcing has resulted in a loss of jobs, sensitive technologies and information to foreign countries have led to negative publicity concerning outsourcing in some countries. Many organizations and public figures in the United States have publicly expressed concern about a perceived association between offshore outsourcing IT service providers and the loss of jobs. Current or prospective clients may elect to perform services that we offer, or may be discouraged from transferring these services to offshore providers, to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, our ability to compete effectively with competitors that operate primarily out of facilities located in the United States could be harmed. Legislation enacted in the United States and certain other jurisdictions in which we operate and any future legislation in countries in which we have clients that restricts the performance of services from an offshore location could also materially adversely affect our business, financial condition, results of operations and prospects.

Cybersecurity attacks, breaches or other technological failures or security incidents, and changes in laws and regulations related to the internet or changes in the internet infrastructure itself, may diminish the demand for our services and could have a negative impact on our business.

The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. International, federal state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws, rules, regulations and standards affecting the use of the internet as a commercial medium. Changes in these laws, rules, regulations and standards could adversely affect the demand for our services or require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for IT services.

We and our vendors and outsourced data center operations are subject to cybersecurity attacks, breaches or other technological failures which can include ransomware, viruses, worms, malware, phishing attacks, data breaches, denial or degradation of service attacks, social engineering attacks, terrorism, service disruptions, failures during the process of upgrading or replacing software, unauthorized access attempts, including third parties gaining access to systems or client accounts using stolen or inferred credentials and similar malicious programs, behavior, and events. Our systems and our vendors’ systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees and other third parties with otherwise legitimate access. In addition, we have experienced outages and other delays. In response to the COVID-19 pandemic, a majority of our office employees are working remotely, which may increase the risk of cyber incidents or data breaches. We could experience a security breach resulting in the unauthorized use or disclosure of certain types of data, including client data, and personal information, that could put individuals at risk of identity theft and financial or other harm, resulting in costs to us, including as related to loss of business, severe reputational damage, reduced demand for our services, regulatory investigations or inquiries, remediation costs, indemnity obligations, legal defense costs and liability to parties who are financially harmed, any of which could have an adverse effect on our business, financial condition, results of operations or prospects. Such events could also compromise our trade secrets or other confidential, proprietary or sensitive information and result in such information being disclosed to third parties and becoming less valuable. A cybersecurity attack could also result in significant degradation or failure of our computer systems, communications systems or any other systems in the performance of our services, which could cause our clients or their employees to suffer delays in their receipt of our services. These delays could cause substantial losses for our clients and their employees, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The frequency and impact of cybersecurity attacks and other malicious internet-based activity continue to increase and evolve in nature. Given the unpredictability of the timing, nature and scope of data security-related incidents and fraudulent activity, there can be no assurance that our efforts will prevent, detect or mitigate system failures, breaches in our systems or other cyber incidents or that we can remediate any such incidents in an effective or timely manner. Furthermore, because the methods of attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including third parties such as vendors and even nation-state actors, despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all security breaches and failures and fraudulent activity. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. If our services or security measures are perceived as weak or are actually compromised as a result of third-party action, employee or client error, malfeasance, or otherwise, our clients may curtail or stop using our services, our brand and reputation could be damaged, our business may be harmed, and we could incur significant liability. As we increase our client adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our or our clients’ data.

We also cannot ensure that insurance coverage will be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, results of operations and prospects.

We did not receive full forgiveness of our PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible or could adversely affect our reputation and our business, financial condition, results of operations and prospects.

In May 2020, we received aggregate proceeds of approximately $9.3 million from loans under the Paycheck Protection Program of the CARES Act, or the PPP Loans, some of which have been forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loans mature in May 2022 and bear annual interest at a rate of 1%. We submitted forgiveness applications on our four PPP Loans in November 2020 and January 2021, and in 2021 received $1.4 million in forgiveness on three PPP Loans that had an original loan value of $1.7 million, including the forgiveness in full of one of the PPP Loans. In January 2022, we received partial forgiveness of $7.3 million of the remaining $7.6 million remaining PPP loan. The remaining balance must be paid in monthly installments until May 2025.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, as amended by the Flexibility Act. The certification described above does not contain any objective criteria and is subject to interpretation. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy, particularly with respect to large or public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loans, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loans in their entirety. In addition, receipt of the PPP Loans may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loans. Any of these events could have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Intellectual Property

We may not secure sufficient intellectual property rights or obtain, maintain, protect, defend or enforce such rights sufficiently to comply with our obligations to our clients or protect our brand and we may not be able to prevent unauthorized use of or otherwise protect our intellectual property, thereby eroding our competitive advantages and harming our business.

Our contracts generally require, and our clients typically expect, that we will assign to them all intellectual property rights associated with the deliverables that we create in connection with our engagements. In order to validly assign these rights to our clients, we must ensure that we obtain all intellectual property rights that our employees and contractors may have in such deliverables. We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to assign to us all intellectual property rights they develop in connection with their work for us. However, we cannot ensure that all employees and independent contractors — or any other party who has access to our confidential information or contributes to the development of our intellectual property — have signed assignment of inventions agreements with us validly assigning such rights to us or that we will be able to enforce our rights under any such agreements. Such agreements may not be self-executing or may be breached, and we may not have adequate remedies for any such breach. Given that we operate in a variety of jurisdictions with different and evolving legal regimes, particularly in Latin America and the United States, we face increased uncertainty regarding whether we fully own all intellectual property rights in such deliverables and whether we will be able to avail ourselves of the remedies provided for by applicable law.

Further, our current and former employees could challenge our exclusive rights to the software they have developed in the course of their employment. In certain countries in which we operate, an employer is deemed to own the copyrightable work created by its employees during the course, and within the scope, of their employment, but the employer may be required to satisfy additional legal requirements in order to make further use and dispose of such works. We cannot ensure that we have complied with all such requirements or fulfilled all requirements necessary to acquire all rights in software developed by our employees and independent contractors. These requirements are often ambiguously defined and enforced. As a result, we may not be successful in defending against any claim by our current or former employees or independent contractors challenging our exclusive rights over the use and transfer of works those employees or independent contractors created or requesting additional compensation for such works. Protecting our intellectual property is thus a challenge, especially after our employees or our contractors end their relationships with us, and, in some cases, decide to work for our competitors.

Our success also depends in part on our ability to obtain, maintain, protect defend and enforce our intellectual property rights, including our trademarks and certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other intellectual property rights. In order to protect our intellectual property rights, we rely upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws, though we have not sought patent protection for any of our proprietary technology. However, the steps we take to obtain, maintain, protect, defend and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights, detect unauthorized use of our intellectual property rights or, with respect to our trademarks and brand name, obtain registered trademarks in the jurisdictions in which we operate. Other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties and our business, financial condition, results of operation or prospects may be harmed. Any trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Trademark, trade secret and other intellectual property protection may not be available to us in every country in which our services are available. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights.

We regard our intellectual property, including our trademarks, trade names and service marks, as having significant value, and our brand is an important factor in the marketing of our services. We intend to rely on both registration and common law protection for our trademarks. We own trademark registrations for the AGILETHOUGHT trademark and logo in the United States. We also own pending trademark applications and registrations for the AGILETHOUGHT trademark in other jurisdictions in which we operate or may operate in the future; for example, Mexico, Brazil, Canada, Chile, Argentina, Costa Rica and Colombia.

We cannot assure you that any future trademark registrations will be issued from pending or future trademark applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights, including with respect to branding. Our trademarks or trade names have in the past and may in the future be opposed, challenged, infringed, circumvented, diluted, declared generic, lapsed or determined to be infringing on other marks. For example, Sistemas Globales S.A. d/b/a Globant has opposed our application for AGILETHOUGHT in Argentina, based on its prior registration for AGILE PODS (Reg. No. 2706379). Opposition proceedings typically take 3-4 years to resolve in Argentina, and we cannot assure you that our application will survive such proceedings. We also own registrations for AGILETHOUGHT INSIGHTFUL SOLUTIONS :: INNOVATIVE TECHNOLOGIES and HUMAN POTENTIAL, DIGITALLY DELIVERED in the United States. During the trademark registration process, we have and may in the future receive Office Actions or other objections from the U.S. Patent and Trademark office, or the USPTO, or equivalent foreign offices objecting to the registration of our trademarks. Although we are given an opportunity to respond to those objections, we may be unable to overcome such objections. Additionally, in the USPTO and equivalent foreign offices in many jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect, defend or enforce our trademarks and other intellectual property rights. We may not be able to protect our rights to our trademarks and trade names, which we need for name recognition by our current and potential clients. We may be subject to liability, required to enter into costly license agreements, required to rebrand our services or prevented from selling some of our services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe or otherwise violate their trademarks or other intellectual property rights. At times, competitors may adopt trade names or trademarks similar or identical to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to obtain a registered trademark, establish name recognition based on our trademarks and trade names or otherwise enforce or protect our proprietary rights related to our trademarks or other intellectual property, we may not be able to compete effectively, which could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations and prospects.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and enforce these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business and could cause the market price of our common stock to decline. Our failure to obtain, maintain, protect, defend and enforce our intellectual property rights could adversely affect our brand and our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our proprietary information, our business and competitive position may be harmed.

We consider proprietary trade secrets and confidential know-how to be important to our business. However, trade secrets and confidential know-how can be difficult to maintain as confidential. We cannot guarantee that we have entered into confidentiality agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that any confidentiality agreements will be effective in controlling access to and distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Such agreements may also be breached, and we may not have adequate remedies, including equitable remedies, for any such breach. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our IT systems. While we have confidence in such systems and tools, agreements or security measures may be breached.

Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that our trade secrets and other proprietary and confidential information have not or will not be disclosed or that competitors have not or will not otherwise gain access to our trade secrets. Current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and used trade secrets or confidential know-how could be expensive, time consuming and unpredictable. Trade secret violations are often a matter of state law, and the enforceability of confidentiality agreements and the criteria for protection of trade secrets may vary from jurisdiction to jurisdiction. In addition, the laws of foreign countries may not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our trade secrets from being exploited abroad, which could affect our ability to expand to foreign markets or require costly efforts to protect our proprietary rights. Furthermore, if a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information, which could harm our competitive position. If the steps taken to maintain our trade secrets are inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

Our failure to secure, protect and enforce our trade secrets and other confidential business information could substantially harm the value of our brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services, substantially and adversely impact our commercial operations and harm our business. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors otherwise obtain our trade secrets, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

We may be subject to claims by third parties asserting that we, our employees or companies we have acquired, have infringed, misappropriated or otherwise violated their intellectual property, or claiming ownership of what we regard as our own intellectual property, which may be costly and time consuming. Unfavorable results of legal and administrative proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties that we, our employees or companies that we have acquired, have infringed, misappropriated or otherwise violated the intellectual property of such third parties. We cannot assure you that the services and technologies that we have developed, are developing or may develop in the future will not infringe, misappropriate or otherwise violate existing or future intellectual property rights owned by third parties. Our employees may infringe, misappropriate or otherwise violate the intellectual property of their former employers. Many of our employees were previously employed at our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these employees have used or disclosed such information of any such employee’s former employer. Time-consuming and expensive litigation may be necessary to defend against these claims. In addition, we are subject to additional risks as a result of our recent acquisitions and any future acquisitions we may complete. The developers of the technology that we have acquired or may acquire may not have appropriately created, obtained, protected, maintained or enforced intellectual property rights in such technology. Indemnification and other rights under acquisition documents may be limited in term and scope and may therefore provide little or no protection from these risks.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Such intellectual property rights could be awarded to a third party. Regardless, policing unauthorized use of our technology is difficult and we may not detect all such use. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs, damage to our brand and reputation and distraction of management and key personnel. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property-related litigation or proceedings could adversely affect our ability to compete in the marketplace.

In addition, we may be unsuccessful in executing intellectual property assignment agreements with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are sued for alleged infringement, misappropriation or other violations of the intellectual property rights of others, our reputation, business, financial condition, results of operations and prospects may be adversely affected.

Our success largely depends on our ability to use and develop our technology, tools, code, methodologies and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including patents, copyrights, trade secrets and trademarks. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights. Third parties may claim that we are infringing, misappropriating or otherwise violating, or have infringed, misappropriated or otherwise violated, their intellectual property rights and we may be subject to litigation involving claims of infringement, misappropriation or other violation of intellectual property rights of third parties. As competition in our market grows, the possibility of infringement, misappropriation and other intellectual property claims against us increases. Parties making infringement claims may be able to obtain an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property. Even if we were to prevail in such a dispute, intellectual property litigation can be expensive and time-consuming and could divert the attention of our management and key personnel from our business. A successful infringement claim against us, whether with or without merit, could, among others things, require us to pay substantial damages (including treble damages if we are found to have willfully infringed third-party intellectual property), develop substitute non-infringing technology, or rebrand our name or enter into royalty or license agreements that may not be available on favorable or commercially reasonable terms, if at all, and could require us to cease making, licensing or using products that may have infringed, misappropriated or otherwise violated a third party’s intellectual property rights. Protracted litigation could also result in existing or potential clients deferring or limiting their purchase or use of our services until resolution of such litigation, or could require us to indemnify our clients against infringement claims in certain instances. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments, which could, among other things, distract our management and employees from our business. Additionally, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any intellectual property claim or litigation, whether we ultimately win or lose, could cause us to incur significant expenses, damage our reputation and materially adversely affect our business, financial condition, results of operations and prospects.

In addition, we typically indemnify clients who purchase our services and solutions against potential infringement, misappropriation or other violations of intellectual property rights, which subjects us to the risk of indemnification claims. Some of our customer agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims, and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing services or solutions, or obtain licenses for the intellectual property such services or solutions allegedly infringe. Large indemnity payments could harm our business, financial condition, results of operations and prospects. If we cannot obtain all necessary licenses on commercially reasonable terms, our clients may stop using our services or solutions.

We use third-party software, hardware and software-as-a-service, or SaaS, technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, the services or solutions we provide.

We rely on software, hardware and both hosted and cloud-based SaaS applications from various third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to extended outages, interruptions, system failures, cybersecurity attacks, software or hardware errors, financial insolvency or natural disasters or because they are no longer available on commercially reasonable terms, or at all, we could experience delays in the provisioning of our services until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated, which could increase our expenses or otherwise harm our business. In addition, any errors or defects in or failures of this third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could harm our business, be costly to correct, and subject us to breach of contract claims with our clients. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients or third-party providers that could harm our reputation and increase our operating costs.

In the future we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. Other companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us on reasonable pricing terms or at all. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could adversely impact our business, financial condition, and results of operations.

We incorporate third-party open source software into our client deliverables and our failure to comply with the terms of the underlying open source software licenses could adversely impact our clients or our ability to sell our services, subject us to litigation or create potential liability.

Our client deliverables often contain software licensed by third parties under so-called “open source” licenses, including the GNU General Public License, or GPL, the GNU Lesser General Public License, or LGPL, the BSD License

and others, and we expect to continue to incorporate open source software in our services in the future. Moreover, we cannot ensure that we have not incorporated open source software in our services in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. There have been claims against companies that distribute or use open source software in their products and services asserting that the use of such open source software infringes the claimants’ intellectual property rights. As a result, we and our clients could be subject to suits by third parties claiming that what we believe to be licensed open source software infringes, misappropriates or otherwise violates such third parties’ intellectual property rights, and we are generally required to indemnify our clients against such claims. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we or our clients could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contain the open source software and required to comply with onerous conditions or restrictions on these services, which could disrupt the distribution and sale of these services. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, results of operations and prospects, or require us to devote additional research and development resources to change our services. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. In addition, certain open source licenses require that source code for software programs that interact with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license, and we may be subject to such terms.

We cannot ensure that we have effectively monitored our use of open source software or that we are in compliance with the terms of all applicable open source licenses. The terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose certain conditions or restrictions on our clients’ ability to use the software that we develop for them and operate their businesses as they intend. The terms of certain open source licenses may require us or our clients to release the source code of the software we develop for our clients and to make such software available under the applicable open source licenses. In the event that portions of client deliverables are determined to be subject to an open source license, we or our clients could be required to publicly release the affected portions of source code or re-engineer all, or a portion of, the applicable software. Disclosing our proprietary source code could allow our clients’ competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for our clients. Any of these events could create liability for us to our clients and damage our reputation, which could have a material adverse effect on our revenue, business, financial condition, results of operations and prospects and the market price of our shares of common stock.

Risks Related to Our International Operations

General economic conditions in Mexico may have an adverse effect on our operations and business.

We have key facilities and personnel located in Mexico. The Mexican market and economy are influenced by economic and market conditions in other countries. Moreover, financial turmoil in any emerging market country tends to adversely affect prices in capital markets of emerging market countries, including Mexico, as investors move their money to more stable, developed markets. Financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Mexico and adversely affect the Mexican economy. A loss of investor confidence in the financial systems of other emerging markets may cause volatility in Mexican financial markets and to the Mexican economy in general, which may have an adverse effect on our business and operations. The economy in Mexico remains uncertain. Weak economic conditions could result in lower demand for our services, resulting in lower sales, revenue, earnings and cash flows.

Government intervention in the Mexican economy could adversely affect the economy and our results of operations or financial condition.

The ability of companies to efficiently conduct their business activities is subject to changes in government policy or shifts in political attitudes within Mexico that are beyond our control. Government policy may change to discourage foreign investment, nationalization of industries may occur or other government limitations, restrictions or requirements not currently foreseen may be implemented. During recent years, the Mexican government has frequently intervened in the Mexican economy, including through discretionary interventions on government spending.

For example, in January 2019, Mexico’s president, Andres Manuel Lopez Obrador, officially suspended the construction of the partly-built $13.0 billion dollar Mexico City International Airport. This decision impacted not only the directly involved construction and development companies, advisors and contractors, but also investors and debtholders who had financially supported the project.

Interventions by the Mexican government, such as that relating to the new Mexico City International Airport, can have an adverse impact on the level of foreign investment in Mexico, the access of companies with significant Mexican operations to the international capital markets and Mexico’s commercial and diplomatic relations with other countries and, consequently, could adversely affect our business, financial condition, results of operations and prospects.

A significant number of individuals in our workforce in Mexico are employed by third-party service providers. If our third-party service providers fail to comply with applicable Mexican law, or if we are unable to comply with recent changes to Mexican law requiring reclassification of these individuals as our employees, our business, financial condition and results of operations could be materially adversely affected.

We historically have generally utilized specialized third-party consulting services to support specific developments within the delivery of our specialized solutions to customers. As of December 31, 2021, approximately 20.8% of the 1,945 personnel in our Mexican workforce were individuals hired by third-party service providers. Although our service providers are legally and contractually required to comply with applicable labor, tax and social security laws, it is a challenge to monitor our service providers’ compliance with such laws given the significant number of individuals employed by our service providers and the administrative complexities involved. Such laws are complex and subject to interpretation, which may vary from time to time, and it is also possible that a governmental authority could ultimately determine that we are subject to liability imposed under former and/or applicable Mexican law and regulations regarding our past and current commercial relationship with third-party consultants if such relationships are found to be non-compliant, and/or to the extent such third-party consultants do not absorb any liabilities imposed for such non-compliance, and our business and financial condition could be materially adversely affected. We also cannot provide any assurance that the service providers’ employees will not initiate legal actions against us seeking indemnification from us as the ultimate beneficiary of their services.

In April 2021, the Mexican government passed a new law that will require us to integrate our third-party service structure into our own workforce. The new law allows tax deductions from third-party service expenses only if they meet certain requirements, which are still to be fully defined. As of August 31, 2021, we finalized the conversion of 100% of the third-party consultants in Mexico into full time employees (“FTE´s”) in order to comply with the new law, and as of December 31, 2021 we had 391 service export resources that are not FTEs. We currently expect an increase in payroll costs of approximately $3.4 million per year related to the conversion from third-party consultant to employee status. We cannot assure you that our compliance efforts with respect to the new law or the new law’s interpretation and application by governmental authorities will not result in additional costs or liabilities to us or other adverse impacts on our operating performance or will not make it more difficult for us to establish, maintain and grow client relationships. We also cannot assure you that the Mexican government will not pursue further regulatory changes that may adversely affect our business, financial condition, results of operations and prospects. In addition, we cannot assure the Mexican government will not pursue further labor related laws that can result in further significantly material impact to us, nor that it could not apply retroactive reviews and assess the structure we have used in the past.

The Mexican government may order salary increases to be paid to employees in the private sector, which could increase our operating costs and adversely affect our results of operations.

In the past, the Mexican government has passed laws, regulations and decrees requiring companies in the private sector to increase wages and provide specified benefits to employees, and may do so again in the future. Mexican employers, both in the public and private sectors, have experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. The Mexican government, as a result, increased the minimum salary by 16% in January 2019.

If future salary increases in the Mexican peso exceed the pace of the devaluation of the Mexican peso, such salary increases could have a material adverse effect on our expenses and business, financial condition, results of operations and prospects.

Corruption in Mexico could have an adverse effect on our business and operations.

Corruption could result in our competitors having an unfair advantage over us in securing business. In addition, false accusations of corruption or other alleged wrongdoing by us or our officers or directors may be spread by newspapers, competitors or others to gain a competitive advantage over us or for other reasons. Mexican press reports have also alleged selective investigations and prosecutions by the government to further its interests. In the event we become the target of corruption allegations, we may need to cease or alter certain activities or embark on expensive litigation to protect our business and employees, which could adversely affect our business, financial condition, results of operations and prospects.

Doing business with government clients could negatively impact our reputation, which in turn could adversely affect our business, financial condition, results of operations, and prospects.

While our current contracts with governmental entities, including the Mexican federal government and related entities, does not constitute a substantial portion of our revenue, nor do we expect it to constitute a substantial portion of our revenue in the future, there are risks associated with doing business with government clients. Agreements with governmental entities may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our products and services. Also, some agreements may contain provisions allowing the client to terminate without cause and providing for higher liability limits for certain losses. In addition, government contracts are generally subject to audits and investigations by government agencies. If the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could negatively impact our reputation, which in turn could adversely affect our business, financial condition, results of operations and prospects.

If relations between the United States and foreign governments deteriorate, it could cause our business or potential target businesses or their goods and services to become less attractive, and our business, financial condition, results of operations and prospects may be adversely affected.

The relationship between the United States and foreign governments, including Mexico, could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. The Biden administration in the United States has recently proposed far-ranging federal tax legislation in the United States that could impact business like ours with substantial presences in Mexico that provide extensive services in the United States .Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause our business or potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for you to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

Our business, financial condition, results of operations and prospects may be materially adversely affected if general economic conditions in Latin America and the United States or the global economy worsen.

We derive a significant portion of our revenue from clients located in Latin America and the United States. The IT services industry is particularly sensitive to the economic environment, and tends to decline during general economic downturns. If the United States or Latin American economies weaken or slow, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may, in turn, lower the demand for our services, negatively affect our revenue and profitability and have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent to a certain extent upon the economic conditions prevalent in the United States and Latin American countries in which we operate. Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. As a consequence of adverse economic conditions in global markets and diminishing commodity prices, the economic growth rates of the economies of many Latin American countries have slowed and some have entered mild recessions. Adverse economic conditions in any of these countries could have a material adverse effect on our business, financial condition, results of operations and prospects. To the extent that the prospect of national debt defaults in Latin America and other adverse economic conditions continue or worsen, they would likely have a negative effect on our business. If we are unable to successfully anticipate changing economic and political conditions affecting the markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business, financial condition, results of operations and prospects could be adversely affected.

Fluctuations in currency exchange rates and increased inflation could materially adversely affect our business, financial condition, results of operations and prospects.

We have offices located in Mexico, Costa Rica, Brazil, Argentina and the United States. As a result of the international scope of our operations, fluctuations in exchange rates, particularly between the Mexican peso and the U.S. dollar, may adversely affect us. The value of our common stock may be affected by the foreign exchange rate between the U.S. dollar and the Mexican peso, and between those currencies and other currencies in which our revenues and assets may be denominated. For example, a depreciation of the Mexican peso relative to the U.S. dollar will temporarily impact our operations in the following ways: (i) the operations in the United States that have a nearshore cost component will benefit at the gross margin level from a lower U.S. dollar denominated cost until the point where salary inflation in Mexico offsets that benefit; and (ii) on the Mexico operations side, a depreciation of the Mexican peso will result in an overall reduction of the value of our business in Mexico when translated to U.S. dollars for consolidation purposes, as the same number of Mexican pesos will now represent fewer U.S. dollars. While our current exposure is relatively balanced at the operating profit (loss) level — meaning the benefit on the U.S. operations from a Mexican peso depreciation on operating profit (loss) would largely offset the impact of our operating income (loss) of a reduction in the value of our business in Mexico, this may change in the future as our nearshore operations grow. If our operations in the United States and Mexico grow at different rates, fluctuations in the exchange rate between the Mexican peso and U.S. dollar could have negative impacts on our financial condition and results of operations and could materially adversely affect the market price of our common stock.

The banking and financial systems in less developed markets where we hold funds remain less developed than those in some more developed markets, and a banking crisis could place liquidity constraints on our business and materially adversely affect our business, financial condition, results of operations and prospects.

We have cash in banks in countries such as Mexico, Brazil, Argentina and Costa Rica, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. A banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Mexico and Brazil, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business, financial condition, results of operations and prospects.

Our international operations involve risks that could increase our expenses, adversely affect our results of operations and require increased time and attention from our management.

Managing a business, operations, personnel or assets in another country is challenging and costly. As of December 31, 2021, we had 2,670 employees and contractors, approximately 87% of whom work in nearshore offices in Mexico and other Latin American countries. We have operations in a number of countries, including Mexico and the United States, and we serve clients primarily in the United States and Latin America. As a result, we are subject to risks inherently associated with international operations. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include difficulties in enforcing contractual rights, potential difficulties in collecting accounts receivable, the burdens of complying with a wide variety of foreign laws, repatriation of earnings or capital and the risk of asset seizures by foreign governments. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Such companies may have long-standing or well-established relationships with desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may be unsuccessful and we may not be able to compete effectively in other countries. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance. These factors could impede the success of our international expansion plans and limit our ability to compete effectively in other countries.

From time to time, some of our employees and contractors spend significant amounts of time at our clients’ facilities, often located outside our employees’ and contractors’ countries of residence, which exposes us to certain risks.

Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are often located outside our employees’ and contractors’ countries of residence. The ability of our employees and contractors to work in such locations may depend on different countries’ regulations relating to international travel in response to the COVID-19 pandemic, which may eliminate or severely curtail our employees’ and contractors’ ability to work on-site at clients’ facilities, as well as our employees’ and contractors’ ability to obtain the required visas and work permits, which process can be lengthy and difficult. Immigration laws are subject to legislative changes, as well as to variations in standards of application and enforcement due to political forces and economic conditions. In addition, we may become subject to taxation in jurisdictions where we would not otherwise be so subject as a result of the time that our employees spend in any such jurisdiction in any given year. While we seek to monitor the number of days that our employees spend in each country or state to avoid subjecting ourselves to any such taxation, there can be no assurance that we will be successful in these efforts.

We also incur risks relating to our employees and contractors working at our clients’ facilities, including: claims of misconduct, negligence or intentional malfeasance on the part of our employees or contractors. Some or all of these claims may lead to litigation and these matters may cause us to incur negative publicity with respect to these alleged problems. It is not possible to predict the outcome of these lawsuits or any other proceeding, and our insurance may not cover all claims that may be asserted against us.

If we are faced with immigration or work permit restrictions in any country where we currently have personnel onsite at a client location or would like to expand our delivery footprint, then our business, financial condition, results of operations and prospects may be adversely affected.

The success of our business is dependent on our ability to attract and retain talented and experienced professionals and be able to mobilize them to meet our clients’ needs. Immigration laws in the countries we operate in are subject to legislative changes, as well as to variations in the standards of application and enforcement due to political forces and economic conditions. A few countries have introduced new provisions and standards in immigration law which can impact our ability to provide services in those countries due to restrictive policies and additional costs involved. Our and our contractors’ future inability to obtain or renew sufficient work permits and/or visas due to the impact of these regulations, including any changes to immigration, work permit and visa regulations in jurisdictions such as the United States, could have a material adverse effect on our business, financial condition, results of operations and prospects. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our employees or contractors.

Latin American governments have exercised and continue to exercise significant influence over the economies of the countries where we operate, which could adversely affect our business, financial condition, results of operations and prospects.

Historically, governments in Latin America have frequently intervened in the economies of their respective countries and have occasionally made significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved price controls, currency devaluations, capital controls and tariffs. Our business, financial condition, results of operations and prospects may be adversely affected by:
•changes in government policies or regulations, including such factors as exchange rates and exchange control policies;
•inflation rates and measures taken by the governments of these countries to control or otherwise address inflation;
•interest rates;
•tariff and inflation control policies;
•price control policies;
•liquidity of domestic capital and lending markets;
•electricity rationing;
•tax policies, royalty and tax increases and retroactive tax claims; and
•other political, diplomatic, social and economic developments in or affecting the countries where we operate.

Our business, financial condition, results of operations and prospects may be adversely affected by the various conflicting legal and regulatory requirements imposed on us by the countries where we operate.

Since we maintain operations and provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal requirements on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, anti-bribery, whistle blowing, internal and disclosure control obligations, data protection and privacy and labor relations. Our failure to comply with these regulations in the conduct of our business could result in fines, penalties, criminal sanctions against us or our officers, disgorgement of profits, prohibitions on doing business, unfavorable publicity, adverse impact on our reputation and allegations by our clients that we have not performed our contractual obligations. Due to the varying degree of development of the legal systems of the countries in which we operate, local laws might be insufficient to defend us and preserve our rights.

We are also subject to risks relating to compliance with a variety of national and local laws including multiple tax regimes, labor laws, employee health safety and wages and benefits laws. Many of our employees and consultants, including members of our senior management team, perform services for us in multiple jurisdictions, making us subject to multiple, and sometimes conflicting labor law regimes. We may, from time to time, be subject to litigation or administrative actions resulting from claims against us by current or former employees or contractors individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification, improper income tax or other withholding or other violations of labor law or related tax laws or other alleged conduct. We may also, from time to time, be subject to litigation resulting from claims against us by third parties, including claims of breach of non-compete and confidentiality provisions of our employees’ former employment agreements with such third parties. Our failure to comply with applicable regulatory requirements could have a material adverse effect on our revenue, business, financial condition, results of operations and prospects.

Foreign, national and local governments may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our services. If we are unable to adapt the solutions we deliver to our clients to changing legal and regulatory standards or other requirements in a timely manner, or if our solutions fail to allow our clients to comply with applicable laws and regulations, our clients may lose confidence in our services and could switch to services offered by our competitors, or threaten or bring legal actions against us, and our business, financial condition, results of operations and prospects may be adversely affected.

Many commercial laws and regulations in Latin America are relatively new and have been subject to limited interpretation. As a result, their application can be unpredictable. Government authorities have a high degree of discretion in certain countries in which we have operations and at times have exercised their discretion in ways that may be perceived as selective or arbitrary, and sometimes in a manner that is seen as being influenced by political or commercial considerations. These governments also have the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions against others have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims against others and other demands to invalidate and/or to void transactions, possibly for political purposes. In this environment, our competitors could receive preferential treatment from the government, potentially giving them a competitive advantage. Selective or arbitrary government action could materially adversely affect our business, financial condition, results of operations and prospects.

Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our business, financial condition, results of operations and prospects.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (including based on advice from our tax advisers); tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s, Base Erosion and Profit Shifting Project and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties; and our income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates. Such changes may include the taxation of operating income, investment income, dividends received or, in the specific context of withholding tax, dividends paid, and changes in deferred tax assets and liabilities.

In particular, there have been significant changes to the taxation systems in Latin American countries in recent years as the authorities have gradually replaced or introduced new legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes.

There have been significant changes to United States tax laws in recent years, some of which are being reconsidered by Congress and interpretations of which are being considered by the U.S. Internal Revenue Service and the courts.

Moreover, legislation in the United States has recently been proposed that may result in additional significant changes to United States tax laws.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes could have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders and increase the complexity, burden and cost of tax compliance, which may adversely affect our business and prospects.

Tax authorities may examine or audit our tax returns, disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

We are subject to the continuous examination of our tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our business, financial condition, results of operations and prospects. For example, as a result of examinations by applicable tax authorities, we may be subject to an indirect tax liability relating to our previous acquisition of 4th Source and may have a contingent sales tax obligation in Tennessee which in aggregate total approximately $70,000 and each of which, if applicable, we anticipate paying in 2022.

In addition, U.S. state and local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from using our services or otherwise harm our business, financial condition, results of operations and prospects. For example, Mexican authorities recently issued assessments against us for $1.5 million in additional value added taxes and penalties that we are in the process of reviewing and may challenge, and regularly assess our returns for possible additional value added or other tax liability.

A tax authority may also disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service, the Mexican taxing authorities or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including methodologies for valuing developed technology and amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. Due to uncertainty in the application and interpretation of applicable tax laws in various jurisdictions, we may be exposed to sales and use, value added or other transaction tax liability, including with respect to transactions of the businesses we have acquired.

Tax authorities may take the position that material income tax liabilities, interest and penalties are payable by us, where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable. These uncertainties with respect to the application of tax laws, as well as the outcomes of tax examinations and audits and related tax assessments and liabilities, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Emerging markets are subject to greater risks than more developed markets, and financial turmoil in any emerging market could disrupt our business.

Latin American countries are generally considered to be emerging markets, which are subject to rapid change and greater legal, economic and political risks than more established markets. Financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Latin America and adversely affect the economy of the region. Political instability could result in a worsening overall economic situation, including capital flight and slowdown of investment and business activity. Current and future changes in governments of the countries in which we have or develop operations, as well as major policy shifts or lack of consensus between various branches of the government and powerful economic groups, could lead to political instability and disrupt or reverse political, economic and regulatory reforms, which could adversely affect our business and operations in those countries. In addition, political and economic relations between certain of the countries in which we operate are complex, and recent conflicts have arisen between certain of their governments. Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions and, in certain cases, military conflicts among Latin American countries which can halt normal economic activity and disrupt the economies of neighboring regions. The emergence of new or escalated tensions in Latin American countries could further exacerbate tensions between such countries and the United States and the European Union, which may have a negative effect on their economy, our ability to develop or maintain our operations in those countries and our ability to attract and retain employees, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, banking and other financial systems in certain countries in which we have operations are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in these regions often do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, in certain countries in which we operate, bank deposits made by corporate entities generally either are not insured or are insured only to specified limits. As a result, the banking sector remains subject to periodic instability. A banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in certain countries in which we have operations, which could materially adversely affect our business, financial condition, results of operations and prospects.

Wage inflation and other compensation expense for our IT professionals could adversely affect our business, financial condition, results of operations and prospects.

Wage costs for IT professionals in Latin American countries are lower than comparable wage costs in more developed countries. However, wage costs in the IT services industry in these countries may increase at a faster rate than in the past and wage inflation for the IT industry may be higher than overall wage inflation within these countries. We may need to increase the levels of compensation for our personnel more rapidly than in the past to remain competitive, and we may not be able to pass on these increased costs to our clients. Unless we are able to continue to increase the efficiency and productivity of our personnel as well as the prices we can charge for our services, wage inflation may materially adversely affect our business, financial condition, results of operations and prospects.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws in the jurisdictions in which we operate, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the Ley General de Responsabilidades Administrativas in Mexico and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, such as Mexico and Brazil. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and Mexico, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. We may not be completely effective in ensuring our compliance with all such applicable laws, which could result in our being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by the United States, Mexico, or other authorities could also have an adverse impact on our reputation, our business, financial condition, results of operations and prospects.

Because many of our agreements may be governed by laws of jurisdictions other than the United States, we may not be able to enforce our rights within such jurisdictions or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Many of our agreements are governed by laws of jurisdictions other than the United States, such as agreements governed under Mexican law. The system of laws and the enforcement of existing laws and contracts in such jurisdictions may not be as certain in implementation and interpretation as in the United States. The judiciaries in Mexico, Brazil and other Latin American countries are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our current or future agreements could result in a significant loss of business and business opportunities and our business, financial condition, results of operations and prospects may be adversely affected.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by human-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or flood, or a significant power outage could have a material adverse impact on our business, financial condition, results of operations and prospects. For instance, we have key facilities in Mexico City, which has been the site of numerous earthquakes. In the event we are hindered by any of the events discussed above, our ability to provide our services to clients could be delayed.

In addition, our facilities are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster, power failure or an act of terrorism, vandalism or other misconduct could result in lengthy interruptions in provision of our services and failure to comply with our obligations to our clients. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in the provision of our services to clients as a result of system failures.

All of the aforementioned risks may be exacerbated if any of our various disaster recovery plans, which we maintain in select jurisdictions, prove to be inadequate. To the extent that any of the above results in delayed or reduced sales or increase our cost of sales, our business, financial condition, results of operations and prospects could be adversely affected.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In connection with the audit of our financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses identified relate to the timely reconciliation and analysis of certain key accounts (including income taxes), the segregation of duties and review of journal entries, proper application of revenue recognition related to our Latin America business, and information technology general controls specific to logical access. We have taken steps to enhance our internal control environment during the year ended December 31, 2021, including implementing a system of internal processes and controls and creating an internal audit team that tested the design, implementation, and operating effectiveness of our internal controls over financial reporting through the year. As a result of this and through our testing of these implemented processes and controls, as of December 31, 2021, we have concluded that our previously identified material weaknesses related to timely reconciliation and analysis of certain key accounts (including income taxes), the segregation of duties and review of journal entries, and information technology general controls specific to logical access are considered remediated. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, systems, personnel, and formalized internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

While we are currently working to implement a plan to remediate the remaining material weakness related to the proper application of revenue recognition related to our Latin America business, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time, and we can give no assurance that our planned implementation of a new financial system will remediate the deficiencies in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause covenant breaches under our debt and/or other agreements, cause us to fail to meet our periodic reporting obligations, reduce investor confidence in us, materially and adversely affect the value of our common stock, and have a material adverse effect on our business, financial condition, results of operations and prospects.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements, cause covenant breaches under our debt and/or other agreements, cause us to fail to meet our periodic reporting obligations, reduce investor confidence in us, materially and adversely affect the value of our common stock, and have a material adverse effect on our business, financial condition, results of operations and prospects.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

Risks Related to Investing in Our Securities

The market price and trading volume of our Class A Common Stock and warrants has been and will likely continue to be volatile and could decline significantly.

Our Class A Common Stock and our warrants have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our securities, the market price of our securities is likely to continue to be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your shares at or above the market price of our securities at which your purchased our securities. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this annual report on Form 10-K;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•our operating results failing to meet the expectation of securities analysts of investors in a particular period;
•operating and share price performance of other companies that investors deem comparable to us;
•the volume of shares of Class A Common Stock available for public sale;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases of our securities;
•our ability to effectively service any current and future outstanding debt obligations;
•the announcement of new services or enhancements by us or our competitors;
•developments concerning intellectual property rights;
•changes in legal, regulatory and enforcement frameworks impacting our business;
•changes in the prices of our services;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•our involvement in any litigation;
•changes in senior management or key personnel;
•changes in the anticipated future size and growth rate of our market;
•actual or perceived data security incidents or breaches;
•any delisting of our common stock or warrants from NASDAQ due to any failure to meet listing requirements;
•actual or anticipated variations in quarterly operating results;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•speculation in the press or investment community;
•sales of Class A Common Stock by us or our stockholders in the future;
•the effectiveness of our internal control over financial reporting;
•general political and economic conditions, including health pandemics, such as COVID-19; and
•other events or factors, many of which are beyond our control.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock and public warrants are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. It is possible that our Class A Common Stock and public warrants will cease to meet the Nasdaq listing requirements in the future.

If Nasdaq delists our securities from trading on its exchange and we are unable to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for its securities;
•reduced liquidity for its securities;
•a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the Class A Common Stock and public warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A Common Stock has been volatile and may continue to be volatile in the future and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The Legacy AT equity holders and the sponsor own a significant portion of our outstanding voting shares, and representatives of the sponsor and two of Legacy AT’s largest stockholders occupy a total of five of the eleven seats on our board of directors. Concentration of ownership among the Legacy AT equity investors and the sponsor may prevent new investors from influencing significant corporate decisions.

As of the Closing Date, the Legacy AT equity holders, including LIV Fund IV with respect to its shares held as a Legacy AT equity holder, held approximately 87.1% of our Class A Common Stock, the subscription investors held approximately 6.6% of our Class A Common Stock, the sponsor and its affiliates (excluding LIV Fund IV solely with respect to its shares held as a Legacy AT equity holder) and its and their respective permitted transferees held approximately 4.8% of our Class A Common Stock and the holders of representative shares and their permitted transferees held approximately 0.2% of our Class A Common Stock. Furthermore, the Legacy AT equity holders, which include the new second lien lenders, could increase their ownership percentage to the extent that they choose to convert all or a portion of the New Second Lien facility into Class A Common Stock.

In addition, upon completion of the business combination, our board of directors included one representative from the sponsor, and two from each of the Nexxus Funds and CS Investors, each of which hold large amounts of Class A Common Stock following the business combination, for a total of five directors out of a total of 11 directors. Pursuant to the sponsor letter agreement, for so long as the sponsor and its affiliates and its and their respective permitted transferees continue to own, directly or indirectly, our securities representing more than 4% of the combined voting power of our then outstanding voting securities, the sponsor will be entitled to nominate one director designee to serve on our board of directors. As long as the Legacy AT equity holders (including the Nexxus Funds and CS Investors), LIV Fund IV and the sponsor own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, as long as the sponsor, the Nexxus Funds and CS Investors retain five of the 11 seats on our board of directors, they will have the ability to strongly influence all corporate action requiring approval of our board of directors, including calling special meetings of stockholders, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including financing transactions and a sale of substantially all of our assets.

The interests of the Legacy AT equity holders, including the Nexxus Funds and CS Investors, LIV Fund IV and the sponsor and affiliates and their respective permitted transferees may not align with the interests of our other stockholders. Certain of the Legacy AT equity holders, including the Nexxus Funds and CS Investors, LIV Fund IV and the sponsor are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Certain of the Legacy AT equity holders, including the Nexxus Funds and CS Investors, LIV Fund IV and the sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Certain of our executive officers and directors have received waivers from our insider trading policy in order to pledge shares of our common stock as collateral for loans, which may cause their interests to conflict with the interests of our other stockholders and may adversely affect the trading price of our common stock.

Manuel Senderos, our Chief Executive Officer and Chairman of the Board of Directors, has pledged certain of his shares of our Class A Common Stock to lenders to obtain a loan in the amounts of $4.5 million, used by him to provide the Company with his portion of the New Second Lien Facility. In addition, Mauricio Garduño, our Vice President, Business Development and a Director, has pledged certain of his shares of our Class A Common Stock to a lender as security for indebtedness.

We are not a party to these loans, which are full recourse against Messrs. Senderos and Garduño and are secured by pledges of a portion of our Class A Common Stock currently beneficially owned by them. The terms of these loans were negotiated directly between Messrs. Senderos and Garduño and the lender. In order for Messrs. Senderos and Garduño to pledge their securities, our board of directors had to approve a waiver to our insider trading policy, which provides for a prohibition on pledging securities, restrictions on trading securities during blackout periods, and a requirement that all trades made by Messrs. Senderos and Garduño be pre-cleared in advance of trading.

Because of these pledges made by Messrs. Senderos and Garduño, their interests may not align with the interests of other stockholders, and they may act in a manner that advances their interests and not necessarily those of our other stockholders. The occurrence of certain events under these loan agreements could result in the future sales of such shares and significantly reduce Messrs. Senderos’s and Garduño’s ownership in us. Such sales could occur while Messrs. Senderos and Garduño are in possession of material non-public information without prior permission from the Company. Such sales could expose Messrs. Senderos and Garduño to an investigation or litigation for insider trading, which could, among other things, distract our management and employees from our business. Such sales could also adversely affect the market and trading price of our common stock. In addition, if the value of our common stock declines, the lender may require additional collateral for the loans, which could cause Messrs. Senderos and Garduño to pledge additional shares of our common stock. We can give no assurances that Messrs. Senderos and Garduño will not pledge additional shares of our common stock in the future, as a result of lender calls requiring additional collateral.

Future resales of Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to the sponsor letter agreement, subject to certain exceptions, the sponsor, its permitted transferees and the insiders are contractually restricted from selling or transferring any of its shares of Class A Common Stock for a period ending on the earlier of (a) the date that is 180 days from the Closing Date and (b) the date on which the closing price of shares of Class A Common Stock on Nasdaq equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following 150 days following the Closing Date, with respect to any securities of the Company that they held as of immediately following the Closing. In addition, pursuant to the voting and support agreements, subject to certain exceptions, certain Legacy AT equity holders will be contractually restricted from selling or transferring any of their respective shares of Class A Common Stock for a period ending on the earlier of (a) the date that is 180 days from the Closing Date and (b) the date on which the closing price of shares of Class A common stock on Nasdaq equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following 150 days following the Closing Date, with respect to any securities of the Company that they receive as merger consideration under the merger agreement.

The applicable lockups described in the preceding paragraph recently expired, and the sponsor and the restricted Legacy AT equity holders are no longer restricted from selling shares of our Class A Common Stock held by them, other than by applicable securities laws and in lock-up extension agreements entered into by the Nexxus Funds, the CS Investors and certain of our management. The other restricted Legacy AT equity holders may sell those shares, when allowed to do so under applicable securities laws. Upon expiration of the lock-up extensions agreed to by the Nexxus Funds and CS Investors and certain of our management, they may sell their shares, in block trades or other large dispositions, the timing for which may be influenced for each of the Nexxus Funds and CS Investors by considerations particular to its specific fund, for example end of fund life considerations. Additionally, the subscription investors and LIV Fund IV with respect to its shares held as a pre-merger Legacy AT equity holder are not be restricted from selling any of their shares of our Class A Common Stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock.

In addition, we issued $30 million worth of Class A Common Stock (the “First Lien Shares”) to the administrative agent for the First Lien Facility on December 29, 2021 who, subject to certain regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. In addition, we will issue warrants (the “First Lien Warrants”) to the administrative agent to purchase $7 million worth of our Class A Common Stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. Furthermore, each New Second Lien Lender under the Second Lien Facility has the right, but not the obligation, to convert all or any portion of its outstanding loans into our Class A Common Stock on the maturity date or earlier, upon our request. We entered into registration rights agreements with respect to the resale of the First Lien Shares, the shares underlying the First Lien Warrants and shares issuable upon conversion of the New Second Lien Facility.

As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock.

The shares held by the sponsor and the restricted Legacy AT equity holders may be sold after the expiration of the applicable lock-up period under registration statements filed pursuant to the amended and restated registration rights agreement. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Substantial future sales of shares of our Class A Common Stock could cause the market price of our Class A Common Stock to decline.

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our Class A Common Stock in the public market following the completion of this offering, or the perception that these sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A Common Stock.

As noted in the prior risk factor, we agreed issued the First Lien Shares to the administrative agent for the First Lien Facility on December 29, 2021 who, subject to certain regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. Moreover, to the extent our warrants and the First Lien Warrants are exercised or the New Second Lien Lenders chose to convert some or all of the New Second Lien Facility into shares of Class A Common Stock, additional shares of our Class A Common Stock will be issued. The issuance of these shares will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Pursuant to the amended and restated registration rights agreement and the subscription agreements, on September 14, 2021 we filed a resale shelf registration statement covering the resale of all registrable securities and PIPE Shares, which was declared effective on September 27, 2021. We have also agreed to register the First Lien Shares, the shares underlying the First Lien Warrants and the shares issuable upon conversion of the New Second Lien Facility for resale by the holders thereof.

Furthermore, the shares of our Class A Common Stock held by certain insiders have been registered for resale and such insiders will be able to sell their shares beginning in the next open trading window.

We may issue additional shares of Class A Common Stock, including under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of shares of Class A Common Stock, including under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan, or preferred stock.
•Any such issuances of additional shares of Class A Common Stock or preferred stock:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of Class A Common Stock if preferred stock is issued with rights senior to those afforded our Class A Common Stock;
•could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

There is no guarantee that the warrants will be in the money prior to their expiration, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of Class A Common Stock. There is no guarantee that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares (or shares of Class A Common Stock into which such shares will convert in connection with the domestication) purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the warrant agreement, but requires the approval by the holders of at least a majority of then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our shares of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by the sponsor and its affiliates and its and their respective permitted transferees.

Anti-takeover provisions contained in our charter and our bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter and our bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director by stockholders, which prevents stockholders from being able to fill vacancies on the board of directors;
•the ability of the board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairperson of the Board, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•limiting the liability of, and providing indemnification to, our directors and officers;
•controlling the procedures for the conduct and scheduling of stockholder meetings;
•providing for a classified board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;
•granting the ability to remove directors with cause by the affirmative vote of 66 2⁄3% in voting power of the then outstanding shares of capital stock of the Company entitled to vote at an election of directors;
•requiring the affirmative vote of at least 66 2⁄3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the bylaws or Articles V, VI, VII and VIII of the charter; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our board of directors and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Class A Common Stock from engaging in certain business combinations without approval of the holders of substantially all of the Class A Common Stock. Any provision of the charter, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Class A Common Stock and could also affect the price that some investors are willing to pay for Class A Common Stock.

Our charter designates the Court of Chancery of the State of Delaware and the federal district courts of the United States as the exclusive forums for substantially all disputes between us and our stockholders, to the fullest extent permitted by law, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.

Our charter provides that, to the fullest extent permitted by law, and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•any derivative claim or cause of action brought on behalf of us;
•any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company to us or our stockholders;
•any claim or cause of action against us or any current or former director, officer or other employee of the Company arising out of or pursuant to any provision of the DGCL, our charter or our bylaws (as each may be amended from time to time);
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our charter or our bylaws (including any right, obligation or remedy thereunder);
•any claim or cause of action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or
•any claim or cause of action asserting a claim against us, or any director, officer or other employee of the Company governed by the internal affairs doctrine.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act.

Our charter also provides that the federal district courts of the United States will be the exclusive forum for any complaint asserting a cause of action under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce this forum provision providing for exclusive jurisdiction of federal district courts with respect to suits brought to enforce any duty or liability created by the Securities Act. If a court were to find the choice of forum provisions contained in our charter to be inapplicable or unenforceable in an action, We may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our Class A Common Stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We are permitted to take advantage of these provisions until we are no longer an emerging growth company. We would cease to be an emerging growth company until the earliest of: (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-

affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We may choose to take advantage of some but not all of these reduced reporting requirements. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide our security holders may be different than the information you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our Class A Common Stock less attractive because we may rely on these exemptions.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our shares of Class A Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers.

FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our shares of Class A Common Stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our Class A Common Stock, reducing a stockholder’s ability to resell shares of our Class A Common Stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have offices in two U.S. cities, three cities in Mexico and three additional cities outside the United States and Mexico. Our headquarters are located in Irving, Texas. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors. For additional information, refer to Note 19, Commitments and Contingencies, within the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock and our public warrants that are exercisable for our Class A common stock are traded on the NASDAQ Capital Market under the symbols “AGIL” and “AGILW”, respectively.
Holders of Record
As of March 25, 2022, there were 282 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.
Dividends
We did not pay any cash dividends on our Class A common stock during the year ended December 31, 2021, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
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

In connection with the closing of the transaction, the Company obtained $5.7 million from the trust account, $27.6 million from the private sale of Class A Common Stock. The Company paid $4.3 million to the First Lien Facility lenders and $14 million transactions costs to a total remaining cash balance of $15 million available without restriction and available for general corporate purposes. Since the Business Combination, the Company has used the proceeds to fund operating expenses in combination with cash generated from operations. As a result, on December 31, 2021 the Company had an available cash balance of $8.5 million on the balance sheet.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

For purposes of this item only “AgileThought”,“the Company,” “we,” “us” or “our” refer to AgileThought, Inc. and its subsidiaries, unless the context otherwise requires.
Overview
We are a leading provider of agile-first, end-to-end digital transformation services in the North American market using onshore and nearshore delivery. We offer client-centric, onshore and nearshore agile-first digital transformation services that help our clients transform by building, improving and running new solutions at scale. Our services enable our clients to leverage technology more effectively to focus on better business outcomes. From consulting to application development and cloud services to data management and automation, we strive to create a transparent, collaborative, and responsive experience for our clients.
For the year ended December 31, 2021, we had 191 active clients, and for the year ended December 31, 2020, we had 250 active clients.
As of December 31, 2021, we had delivery centers across the United States, Mexico, Brazil, Argentina and Costa Rica from which we deliver services to our clients. As of December 31, 2021, we had 2,258 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of December 31,
Employees by Geography	2021	2020
United States	355	409
Latin America	2,315	1,873
Total	2,670	2,282
Total headcount increased by 388 people from December 31, 2020 to December 31, 2021. The increase is related mainly to the hiring of 298 billable employees as a result of the increasing demand observed during 2021. Our Latin America based headcount increased by 442 people from December 31, 2020 to December 31, 2021 whereas our United States based headcount decreased by 54 people from December 31, 2020 to December 31, 2021, mainly as a result of our strategy to hire nearshore resources to staff new sold contracts during 2021.
The following table presents our revenue by geography for the periods presented:

	Year Ended December 31,
Revenue by Geography (in thousands)	2021	2020
United States	$103,436	$113,073
Latin America	55,232	50,914
Total	$158,668	$163,987
For the year ended December 31 2021, our revenue was $158.7 million, as compared to $164.0 million for the year ended December 31, 2020. We generated 65.2% and 69.0% of our revenue from clients located in the United States and 34.8% and 31.0% of our revenue from clients located in Latin America for the years ended December 31, 2021 and 2020, respectively.
The following table presents our loss before income taxes for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Loss before income taxes	$(19,588)	$(23,991)
Our loss before income taxes was $19.6 million and $24.0 million for the years ended December 31, 2021, and 2020, respectively, and, for the same periods, our loss as a percentage of revenue was 12.3% and 14.6%, respectively.

Impact of COVID-19

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
The COVID-19 pandemic continued to cause substantial global public health and economic challenges during 2021 and our employees, communities and business operations, as well as the global economy and financial markets continue to be affected. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. Future developments and actions to contain the public health and economic impact of the COVID-19 pandemic on the markets we serve are rapidly evolving and highly uncertain.
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

During the year ended December 31, 2021, we did not recognize any material allowances to doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all our customers regarding their ability to fulfill their payment obligations. A non-significant number of customers requested extended payment terms during the second and third quarters of 2020, however they have already reverted to their original payment terms. We continue to review our accounts receivable on a regular basis and established processes to ensure payments from our customers
We expect continued uncertainty around the pandemic's impact on our business, results of operations and financial condition. We actively monitor our business and the needs of our employees, customers, and communities to determine the appropriate actions to protect their health and safety and our ongoing operations. This includes actions informed by the requirements and recommendations of public health authorities. Economic and demand uncertainty in the current environment may impact our future results. We continue to monitor the demand for our services including the duration and degree to which we see declines or delays in new customer projects and payment for services performed. Although signs of recovery are starting to be observed during 2021, the demand for our services mainly in our U.S. operations, our ability to staff such demand and build capacity are key factors that continue to impact our business and results of operations.
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
In November 2018, we acquired 4th Source, Inc., or 4th Source, headquartered in Tampa, Florida, for a total consideration of $52.8 million. In connection with the acquisition, we agreed to pay certain continuing employees of 4th Source, Inc., up to an aggregate of 8,394 shares of our common stock based on the achievement of certain EBITDA-based performance metrics during each of the following fiscal years: up to 3,222 shares for 2018, up to 4,528 shares for 2019, and up to 644 shares for 2020. The EBITDA-based performance metric was not met in 2020 and the related PSUs were cancelled. The grant date fair value of these performance stock units was approximately $2.9 million. The acquisition of 4th Source enhanced our offerings for our healthcare and retail clients and supported our transition into the U.S. market. The acquisition of 4th Source also provided us with more than 500 highly trained bi-lingual consultants located in Merida, Colima, and Mexico City, Mexico, who provide nearshore services to clients in the U.S.
In July 2019, we acquired AgileThought, LLC, headquartered in Tampa, Florida. The fair value of the aggregate consideration on the acquisition date was $60.8 million. In addition, in connection with the acquisition, we have agreed to pay certain continuing employees of AgileThought, LLC up to an aggregate of 3,150 shares of our common stock based on the achievement of certain EBITDA-based performance metrics during each of the following fiscal years: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metric was not met in 2020 and the related awards were cancelled. The grant date fair value of these performance stock units was approximately $1.2 million. The acquisition of AgileThought, LLC enhanced our delivery capabilities to clients in the professional services industry and further supported our transition into the U.S. market. The acquisition of AgileThought, LLC also provided us with approximately 330 employees based primarily across Florida. Following the acquisition, we changed our name from AN Global Inc. to AgileThought, Inc.

Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both of which are U.S. headquartered and operated companies. These acquisitions have strengthen our presence in the U.S. market. For the year ended December 31, 2021 we had 80 active clients in the United States as compared to 92 active clients in the United States for the year ended December 31, 2020. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of December 31, 2021, we had 355 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.
Penetrate Existing Clients via Cross-Selling
We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $103.3 million, or 65.1%, and $109.9 million, or 67.0%, of our total revenue during the years ended December, 2021 and 2020, respectively. The following table shows the active clients concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Year Ended December 31,
Client Concentration	2021	2020
Top client	13.0%	17.6%
Top five clients	43.7%	54.5%
Top ten clients	65.1%	67.0%
Top twenty clients	78.9%	79.8%
The following table shows the number of our active clients by revenue for the periods presented:

	For the Year Ended December 31,
Active Clients by Revenue	2021	2020
Over $5 Million	9	6
$2 – $5 Million	7	10
$1 – $2 Million	13	13
Less than $1 Million	162	222
Total	191	251
The decrease in the total number of active clients from December 31, 2020 to December 31, 2021 is mainly related to the completion of smaller customer projects and maintenance engagements in 2020 that were not subsequently renewed as a result of COVID-19 pandemic effects.
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
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of December 31, 2021, we had 2,670 employees. From December

31, 2018 to December 31, 2020, our number of employees decreased from 2,743 to 2,282. The decline is related to COVID-19 pandemic effects on our business, as two of our largest customers in the U.S. reduced their IT spending, combined with the contract transition with our largest client in Latin America that prompted certain cost-saving actions such as a headcount reduction. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2020, we have added 4 new delivery centers including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2018 to December 31, 2020, our delivery headcount decreased by 319 employees, or 14.0%. The decrease is mainly explained by the headcount reductions implemented as a result of the COVID-19 pandemic impacts on our business. However, from December 31, 2020 to December 31, 2021, our delivery headcount increased by 298 employees, driven by the demand recovery observed during 2021. As we continue to grow our relationships, we will expand our delivery centers in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues to materialize, and as we continue to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
Key Business Metrics
We regularly monitor several financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key non-GAAP and business metrics may be calculated in a different manner than similarly titled metrics used by other companies. See “ Non-GAAP Measures” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

	Year Ended December 31,
	2021	2020
Gross Margin	29.2%	30.8%
Adjusted EBITDA (in thousands)	$3,407	$17,875
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	29	29
Revenue concentration with top 10 clients	65.1%	67.0%
Gross Margin
We monitor gross margin to understand the profitability of the services we provide to our clients. Gross margin is calculated as net revenues for the period minus cost of revenue for the period, divided by net revenues.
Adjusted EBITDA
We monitor Adjusted EBITDA to understand the overall operating profitability of our business. We define and calculate EBITDA as net loss plus income tax expense, plus interest expense, net, plus depreciation and amortization. Adjusted EBITDA is EBITDA further adjusted to exclude the change in fair value of contingent consideration obligations, plus change in fair value of embedded derivative liability, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus foreign exchange loss (gain), plus (gain) loss on business dispositions, plus gain on debt extinguishment or debt forgiveness, plus certain transaction costs, plus certain other expense, net. These adjustments also include certain costs and transaction related items that are not reflective of the underlying operating performance of the Company.

See “Non-GAAP Measures” for additional information and a reconciliation of net loss to EBITDA and Adjusted EBITDA.
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
Net Revenues
Revenue is derived from the several types of integrated solutions we provide to our clients. Revenue is organized by contract type and geographic location. The type of revenue we generate from customers is classified based on: (i) time and materials, and (ii) fixed price contracts. Time and materials are transaction-based, or volume-based contracts based on input method such as labor hours incurred. Fixed price contracts are contracts where price is contractually predetermined. Revenue by geographic location is derived from revenue generated in the United States and Latin America, which includes Mexico, Argentina, Brazil, and Costa Rica.
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
Restructuring Expenses
Restructuring expenses consists of costs associated with business realignment efforts and strategic transformation costs resulting from value creation initiatives following business acquisitions, which primarily relate to severance costs from back-office headcount reductions.
Other Operating Expenses, Net
Other operating expenses, net consists primarily of acquisition related costs and transaction costs related, including legal, accounting, valuation and investor relations advisors, and compensation consultant fees, as well as other operating expenses.
Interest Expense
Interest expense consists of interest incurred in connection with our long-term debt obligations, and amortization of debt issuance costs.
Other (Expense) Income
Other (expense) income consists of interest income on invested funds, impacts from foreign exchange transactions, gain on disposition of business, gain on loan forgiveness and other expenses.
Income Tax Expense
Income tax expense represents expenses or benefits associated with our operations based on the tax laws of the jurisdictions in which we operate. Our calculation of income tax expense is based on tax rates and tax laws at the end of each applicable reporting period.
Results of Operations
The following table sets forth our consolidated statements of operations for the presented periods:

	Year Ended December 31,
(in thousands USD)	2021	2020
Net revenues	$158,668	$163,987
Cost of revenue	112,303	113,465
Gross profit	46,365	50,522
Operating expenses:
Selling, general and administrative expenses	43,551	31,955
Depreciation and amortization	6,984	6,959
Change in fair value of contingent consideration obligations	(2,200)	(6,600)
Change in fair value of embedded derivative liabilities	(4,406)	—
Change in fair value of warrant liability	(4,694)	—
Equity-based compensation expense	6,481	211
Impairment charges	—	16,699
Restructuring expenses	911	5,524
Other operating expenses, net	1,785	6,997
Total operating expense	48,412	61,745
Loss from operations	(2,047)	(11,223)
Interest expense	(16,457)	(17,293)
Other (expense) income	(1,084)	4,525
Loss before income tax	(19,588)	(23,991)
Income tax expense	460	2,341
Net loss	(20,048)	(26,332)
Net income (loss) attributable to noncontrolling interests	22	(155)
Net loss attributable to the Company	$(20,070)	$(26,177)
The following table sets forth our consolidated statements of operations information expressed as a percentage of net revenues for 2021:

	Year Ended December 31,
	2021	2020
Net revenues	100.0%	100.0%
Cost of revenue	70.8%	69.2%
Gross profit	29.2%	30.8%
Operating expenses:
Selling, general and administrative expenses	27.4%	19.5%
Depreciation and amortization	4.4%	4.2%
Change in fair value of contingent consideration obligations	(1.4)%	(4.0)%
Change in fair value of embedded derivative liabilities	(2.8)%	—%
Change in fair value of warrant liability	(3.0)%	—%
Equity-based compensation expense	4.1%	0.1%
Impairment charges	—%	10.2%
Restructuring expenses	0.6%	3.4%
Other operating expenses, net	1.1%	4.3%
Total operating expense	30.4%	37.7%
Loss from operations	(1.2)%	(6.9)%
Interest expense	(10.4)%	(10.5)%
Other (expense) income	(0.7)%	2.8%
Loss before income tax	(12.3)%	(14.6)%
Income tax expense	0.3%	1.5%
Net loss	(12.6)%	(16.1)%
Net income (loss) attributable to noncontrolling interests	—%	(0.1)%
Net loss attributable to the Company	(12.6)%	(16.0)%
Selected Quarterly Results of Operations

The following tables set forth our unaudited consolidated quarterly results of operations for each of the 8 quarters within the period from January 1, 2020 to December 31, 2021. Our quarterly results of operations have been prepared on the same basis as our consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair presentation of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	2021				2020
(in thousands USD)	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31
Net revenues	$42,095	$40,420	$38,940	$37,213	$34,474	$40,114	$42,742	$46,657
Cost of revenue	29,594	29,666	26,812	26,231	25,615	26,018	28,059	33,773
Gross profit	12,501	10,754	12,128	10,982	8,859	14,096	14,683	12,884

Operating expenses:
Selling, general and administrative expenses	13,406	11,188	10,189	8,768	8,552	8,978	6,412	8,013
Depreciation and amortization	1,745	1,746	1,719	1,774	1,705	1,709	1,700	1,845
Change in fair value of contingent consideration obligations	—	—	(2,200)	—	(554)	(555)	(5,491)	—
Change in fair value of embedded derivative liabilities	—	(1,884)	(1,112)	(1,410)	—	—	—	—
Change in fair value of warrant liabilities	(3,935)	(759)	—	—	—	—	—	—
Equity-based compensation expense	—	6,469	—	12	31	55	56	69
Impairment charges	—	—	—	—	—	7,565	9,134	—
Restructuring expenses	1,024	(135)	12	10	2,965	1,084	1,097	378
Other operating expenses, net	774	(96)	472	635	3,293	3,205	212	287
Total operating expense	13,014	16,529	9,080	9,789	15,992	22,041	13,120	10,592
Income (loss) from operations	(513)	(5,775)	3,048	1,193	(7,133)	(7,945)	1,563	2,292

Interest expense	(4,340)	(4,065)	(3,724)	(4,328)	(4,490)	(4,400)	(3,984)	(4,419)
Other income (expense)	(648)	(851)	1,723	(1,308)	4,855	3,002	2,748	(6,080)
(Loss) Income before income taxes	(5,501)	(10,691)	1,047	(4,443)	(6,768)	(9,343)	327	(8,207)

Income tax expense (benefit)	$473	$96	$499	$(608)	$(119)	$1,012	$1,343	$105
Net income (loss)	$(5,974)	$(10,787)	$548	$(3,835)	$(6,649)	$(10,355)	$(1,016)	$(8,312)
The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended
	2021				2020
(in thousands USD)	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31
Net (loss) income	$(5,974)	$(10,787)	$548	$(3,835)	$(6,649)	$(10,355)	$(1,016)	$(8,312)
Income tax expense (benefit)	473	96	499	(608)	(119)	1,012	1,343	105
Interest Expense, net	4,336	4,045	3,701	4,305	4,463	4,365	3,959	4,394
Depreciation and amortization	1,745	1,746	1,719	1,774	1,705	1,709	1,700	1,845
EBITDA	580	(4,900)	6,467	1,636	(600)	(3,269)	5,986	(1,968)
Change in fair value of contingent consideration obligations	—	—	(2,200)	—	(554)	(555)	(5,491)	—
Change in fair value of embedded derivative liabilities	—	(1,884)	(1,112)	(1,410)	—	—	—	—
Change in fair value of warrant liabilities	(3,935)	(759)	—	—	—	—	—	—
Equity-based compensation expense	—	6,469	—	12	31	55	56	69
Impairment charges	—	—	—	—	—	7,565	9,134	—
Restructuring expenses	1,024	(135)	12	10	2,965	1,084	1,097	378
Foreign exchange loss (gain)	406	790	(596)	1,336	(4,886)	(3,109)	(1,698)	6,096
Loss (gain) on business dispositions	—	—	—	—	271	(129)	(1,252)	—
Gain on debt extinguishment	—	—	(1,243)	(63)	(142)	—	—	—
Transaction Costs	716	(177)	467	328	3,557	2,579	210	299
Other expenses, net	1,492	(1)	(1)	78	80	(16)	(20)	42
Adjusted EBITDA	$283	$(597)	$1,794	$1,927	$722	$4,205	$8,022	$4,916

Comparison of Years Ended December 31, 2021 and 2020
Net revenues

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Net Revenues	$158,668	$163,987	(3.2)%
Net revenues for the year ended December 31, 2021 decreased $5.3 million, or 3.2%, to $158.7 million from $164.0 million for the year ended December 31, 2020. The decrease was mainly related to the suspension or scope reductions in major projects with existing clients driven by the negative effects of the COVID-19 pandemic, combined with the effects of attrition and reduced billing rates on certain contract negotiations.
Net Revenues by Geographic Location

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
United States	$103,436	$113,073	(8.5)%
Latin America	55,232	50,914	8.5%
Total	$158,668	$163,987	(3.2)%
Net revenues from our United States operations for the year ended December 31, 2021 decreased $9.7 million, or 8.5%, to $103.4 million from $113.1 million for the year ended December 31, 2020. The change was mainly driven by a $24 million decrease in information technology spending from two customers in the professional services industry and service volume reduction with other smaller clients due to the COVID-19 pandemic, offset by a $14.4 million increase related mainly to extended scope of work with other existing customers, as well as new customers.
Net revenues from our Latin America operations for the year ended December 31, 2021 increased $4.3 million, or 8.5%, to $55.2 million from $50.9 million for the year ended December, 2020. The change was driven by an increase of $10.9 million related to increased volume in retail and financial services clients, offset by a $4.8 million decrease in revenues from other customers as a result of project scope reductions and terminations due to COVID-19 and a decrease of $1.8 million in smaller scope projects.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Time and materials	$130,603	$144,658	(9.7)%
Fixed price	28,065	19,329	45.2%
Total	$158,668	$163,987	(3.2)%
Net revenues from our time and materials contracts for the year ended December 31, 2021 decreased approximately $14.1 million, or 9.7%, to $130.6 million from $144.7 million for the year ended December 31, 2020. The main driver of the net variation is related to the project scope reductions and suspensions with our US clients within the professional services industry due to the effects of the COVID-19 pandemic and the shift from time and material services to fixed price Agile pods with one of our clients within the financial services industry in Latin America. Net revenues from our fixed price contracts for the year ended December 31, 2021 increased $8.8 million, or 45.2%, to $28.1 million from $19.3 million for the year ended December 31, 2020. The main drivers of the net increase were related to the shift to fixed price Agile pods with one of our clients from the financial services industry and increased services with clients within the retail industry in Latin America under a fixed-price modality.
Cost of revenue

Year Ended December 31,		% Change
2021	2020	2021 vs. 2020

	(in thousands, except percentages)
Cost of revenue	$112,303	$113,465	(1.0)%
% of net revenues	70.8%	69.2%
Cost of revenue for the year ended December 31, 2021 decreased $1.2 million, or 1.0%, to $112.3 million from $113.5 million for the year ended December 31, 2020. The decrease was primarily driven by the scope reductions in major projects that had a corresponding decline in net revenues. Cost as a percentage of net revenues for the year ended December 31, 2021 increased 1.6%, to 70.8% from 69.2% for the year ended December 31, 2020. The increase was primarily driven by the costs of non-billable onboarding time of new hires and lower utilization due to preparation for new bookings and the effects of the new labor law in Mexico, that came to effect during the third quarter, and increased the payroll cost of the Mexican workforce.
Selling, general and administrative expenses

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Selling, general and administrative expenses	$43,551	$31,955	36.3%
% of net revenues	27.4%	19.5%
Selling, general and administrative expenses for the year ended December 31, 2021 increased $11.5 million, or 36.3%, to $43.5 million from $32.0 million for the year ended December 31, 2020. The increase was primarily due to a $6.0 million increase in employee costs mostly driven by increased sales headcount and the effect of a new variable compensation plan for the sales and delivery teams, $1.9 million increase in external professional services related to legal, accounting, audit, tax advisory and headhunting services, $1.3 million of bad debt expense due to the increase in our allowance for doubtful accounts, $1.2 million credit recorded in the second quarter of 2020 related to a Tennessee sales tax matter, $0.9 million increase in D&O insurance costs, and $0.2 million in increased cost related to IT infrastructure improvement costs.
Depreciation and amortization

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Depreciation and amortization	$6,984	$6,959	0.4%
% of net revenues	4.4%	4.2%
Depreciation and amortization for year ended December 31, 2021 and 2020, was $7.0 million, respectively.
Change in fair value of contingent consideration obligations

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of contingent consideration obligations	$(2,200)	$(6,600)	(66.7)%
% of net revenues	(1.4)%	(4.0)%
Change in fair value of contingent consideration obligations for the year ended December 31, 2021 decreased $4.4 million, or 66.7%, to $(2.2) million from $(6.6) million for the year ended December 31, 2020. The change is due to the AgileThought LLC business not meeting some of the 2020 and 2021 performance metrics established as part of contingent consideration associated with the acquisition, thus adjusting the fair value of the earnouts of subsequent periods.

Change in fair value of embedded derivative liabilities

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$(4,406)	$—	100.0%
% of net revenues	(2.8)%	—%
Change in fair value of embedded derivative liabilities for the year ended December 31, 2021 resulted in a gain of $4.4 million. The gain was primarily driven by the settlement of embedded derivative liabilities that occurred as a result of the Business Combination.
Change in fair value of warrant liability

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Change in fair value of warrant liability	$(4,694)	$—	100.0%
% of net revenues	(3.0)%	—%
Change in fair value of warrant liability for the year ended December 31, 2021 resulted in a gain of $4.7 million. The gain was primarily driven by a decrease in the market price of our public warrants, increase in risk-free rate of return and increased volatility used to estimate the fair value of our warrant liability from August 23, 2021 to December 31, 2021.
Equity-based compensation expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Equity-based compensation expense	$6,481	$211	>1000.0%
% of net revenues	4.1%	0.1%
Equity-based compensation expense for the year ended December 31, 2021 increased $6.3 million, or over 1,000.0%, to $6.5 million from $0.2 million for the year ended December 31, 2020. In connection with the Business Combination, the Company granted stock awards covering shares of Class A common stock and accelerated previously granted restricted stock units, which resulted in $6.5 million equity-based compensation expense that was recognized during the year ended December 31, 2021. During the year ended December 31, 2020, equity-based compensation expense was recognized in connection with board members’ restricted stock units.
Impairment charges

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Impairment charges	$—	$16,699	(100.0)%
% of net revenues	—%	10.2%
Impairment charges for the year ended December 31, 2021 decreased $16.7 million, or 100.0%. During the year ended December 31, 2020, we recognized $11.6 million of goodwill impairment, $3.5 million of customer relationships impairment and $1.6 million of indefinite-lived intangible asset impairment, resulting from negative impacts of the COVID-19 pandemic and the disposition of a business within our Latin America reporting unit.

Restructuring expenses

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Restructuring expenses	$911	$5,524	(83.5)%
% of net revenues	0.6%	3.4%
Restructuring expenses for the year ended December 31, 2021 decreased $4.6 million, or 83.5%, to $0.9 million from $5.5 million for the year ended December 31, 2020. The decrease was primarily due to costs incurred during the year ended December 31, 2020 associated with the restructuring implemented in the first quarter 2020 in response to the COVID-19 pandemic. During the year ended December 31, 2021, the Company incurred severance costs in the fourth quarter 2021 due to the Company’s efforts to streamline its operating model and reduce layers of management.
Other operating expenses, net

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Other operating expense, net	$1,785	$6,997	(74.5)%
% of net revenues	1.1%	4.3%
Other operating expenses, net for the year ended December 31, 2021 decreased $5.2 million, or 74.5%, to $1.8 million from $7.0 million for the year ended December 31, 2020. The decrease was mainly driven by a decline in transaction expenses in connection with preparation to become a public company that was expensed in 2020 but capitalized and netted against equity in 2021.
Interest expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Interest expense	$(16,457)	$(17,293)	(4.8)%
% of net revenues	(10.4)%	(10.5)%
Interest expense for the year ended December 31, 2021 decreased $0.8 million, or 4.8%, to $16.5 million from $17.3 million for the year ended December 31, 2020. The decrease was primarily due to the creditors exercising their option to convert the combined $38.1 million of debt outstanding into shares of the Company's common stock that occurred in connection with the Business Combination. In addition, the additional principal payments reduced the outstanding balance of term loans.
Other (expense) income

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Other (expense) income	$(1,084)	$4,525	(124.0)%
% of net revenues	(0.7)%	2.8%
Other (expense) income for the year ended December 31, 2021 decreased $5.6 million, or 124.0%, to $(1.1) million from $4.5 million for the year ended December 31, 2020. The change was primarily due to a $5.5 million decrease in net foreign currency exchange gains derived mainly from exchange rate fluctuations offset by a $1.3 million increase in gain on forgiveness of a Paycheck Protection Program loan recorded in 2021.

Income tax expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
	(in thousands, except percentages)
Income tax expense	$460	$2,341	(80.4)%
Effective income tax rate	(2.3)%	(9.8)%
Income tax expense for the year ended December 31, 2021 decreased $1.9 million, or 80.4%, to $0.5 million from $2.3 million for the year ended December 31, 2020 due to discrete tax items recorded in the third quarter of 2020.
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
We define and calculate our non-GAAP financial measures as follows:
•EBITDA: Net loss plus income tax expense, plus interest expense, net, and plus depreciation and amortization.
•Adjusted EBITDA: EBITDA further adjusted to exclude the change in fair value of contingent consideration obligations, plus the change in fair value of embedded derivative liability, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus foreign exchange loss (gain), plus (gain) loss on business dispositions, plus gain on debt extinguishment or debt forgiveness, plus certain transaction costs, plus certain other expense, net.

The following table presents the reconciliation of our EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the annual periods indicated:

	Year Ended December 31,
(in thousands USD)	2021	2020
Net loss	$(20,048)	$(26,332)
Income tax expense	460	2,341
Interest expense, net	16,387	17,181
Depreciation and amortization	6,984	6,959
EBITDA	3,783	149
Change in fair value of contingent consideration obligations	(2,200)	(6,600)
Change in fair value of embedded derivative liability	(4,406)	—
Change in fair value of warrant liability	(4,694)	—
Equity-based compensation expense	6,481	211
Impairment charges	—	16,699
Restructuring expenses[1]	911	5,524
Foreign exchange loss (gain)[2]	1,936	(3,597)
(Gain) loss on business dispositions[3]	—	(1,100)
Gain on debt extinguishment[4]	(1,306)	(142)
Transaction costs[5]	1,334	6,645
Other expense, net[6]	1,568	86
Adjusted EBITDA	$3,407	$17,875
1 - Represents restructuring expenses associated with the ongoing reorganization of our business operations and realignment efforts. Refer to Note 14, Restructuring, within our consolidated financial statements in this Annual Report on Form 10-K.
2 - Represents foreign exchange loss (gain) due to foreign currency transactions.
3 - Represents a gain on disposition of eProcure during 2020. Refer to Note 10, Other Income (Expense), within our consolidated financial statements in this Annual Report on Form 10-K.
4 - Represents a $1.3 million gain on forgiveness of PPP loans during the year ended December 31, 2021. Refer to Note 10, Other Income (Expense), within our consolidated financial statements in this Annual Report on Form 10-K.
5 - Represents professional service fees primarily comprised of consulting, transaction services, accounting and legal fees in connection with the merger transaction with LIVK and preparation for becoming and being a public company.
6 - Includes a $1.4 million non operational expense associated with consolidating legal entities.

Liquidity and Capital Resources

Our main sources of liquidity have been our cash and cash equivalents, cash generated from operations, and proceeds from issuances of stock and debt. Our main uses of cash are funds to operate our business, make principal and interest payments on our outstanding debt, capital expenditures, and business acquisitions.
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

As of December 31, 2021, we had $8.5 million of available cash and cash equivalents, a decrease of $0.8 million from December 31, 2020. We believe that we will have sufficient financial resources to fund our operations for the next 12 months. We are continuously looking to implement strategies to improve our profitability and reduce expenses, along with evaluating alternatives such as refinancing our debt.

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
As of December 31, 2021, the interest rate was 10.0%. We are required to pay an annual commitment fee of 0.5% on the unused portion of the commitment. As of December 31, 2021 and December 31, 2020, we had no availability under the revolving credit facility.
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

On March 22, 2021, the Company used $20.0 million from proceeds of issuance of preferred stock to partially pay the Monroe term loan. Refer to Note 16, Stockholders’ Equity, for additional information on issuance of preferred stock.
The amended and restated credit agreement for the First Lien Facility was further amended on April 30, 2021, pursuant to which we were permitted to defer, at our election, the $1.0 million monthly installment payments for April and May 2021, and in the event of such election, we would incur a fee of $0.5 million for each such deferred payment that would be payable to the lender upon the maturity date. We elected to defer the April and May 2021 payments and incurred a total of $1.0 million fee payable to the lender. Additionally, the Total Leverage Ratio and Fixed Charges Coverage Ratio (as defined in the First Lien Facility) covenants were modified for the period ended December 31, 2020 and thereafter.
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

On November 15, 2021, the Company entered into an amendment to reset the First Lien Facility’s Total Leverage Ratio for the quarterly periods of September 30, 2021 to June 30, 2022 and Fixed Charge Coverage Ratio covenants for the quarterly periods of September 30, 2021 to December 31, 2022. For purposes of calculating compliance with the Company’s maximum Total Leverage Ratio for the quarters ended December 31, 2021, March 31, 2022 and June 30, 2022 (but not for any quarter thereafter), the amount of the Company’s debt will be deemed to be reduced by the market value of the First Lien Shares at the applicable quarter-end. The Company may issue additional First Lien Shares from time to time to reduce the amount of debt for purposes of the maximum Total Leverage Ratio to the extent necessary to comply with such financial ratio; however, such issuance may not be possible due to regulatory restrictions.

On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment that was originally due September 30, 2021. The Company made this payment with proceeds from the New Second Lien Facility. Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. Subject to regulatory restrictions, the Company may issue additional First Lien Shares from time to time to reduce the amount of debt for purposes of the Total Leverage Ratio to the extent necessary to comply with such financial ratio. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of the Company’s Class A Common Stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. In addition, the Company may be required to pay Monroe cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of December 31, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million.

On November 22, 2021, the Company entered into an amendment that requires sixty percent (60%) of proceeds from future equity issuances be used to repay the outstanding balance on the First Lien Facility. On December 27, 2021, the Company closed a follow on stock offering resulting in $21.8 million of net proceeds, of which $13.7 million was used as payment of the outstanding principal and interest balances for the First Lien Facility.

On March 30, 2022, the Company entered into an amendment with the First Lien and New Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agrees to pay the First Lien Facility’s administrative agent a fee equal to $500,000. The fee shall be fully earned as of March 30, 2022 and shall be due and payable upon the end of the term loan. However, the fee shall be waived in its entirety if final payment in full occurs prior to or on May 30, 2022.
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
New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Chief Operating Officer. The New Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11% and 17%. The New Second Lien Facility has an original maturity date of March 15, 2023. If the Credit Facility remains outstanding on December 15, 2022, the maturity date of the New Second Lien Facility will be extended to May 10, 2024.

Each lender under the New Second Lien Facility has the option to convert all or any portion of its outstanding loans into AgileThought Class A Common Stock on or after December 15, 2022 or earlier, upon our request. Unless we receive shareholder approval pursuant to applicable Nasdaq rules, the amounts under the New Second Lien Facility will only convert into up to 2,098,545 shares of Class A Common Stock and will only convert at a price per share equal to the greater of $10.19 or the then-current market value. On December 27, 2022, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective loan amounts of $4.5 million and $0.2 million respectively.
Paycheck Protection Program Loans
On April 30, 2020, and May 1, 2020, the Company received, through four of its subsidiaries, Paycheck Protection Program loans, or the PPP loans, for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1.0% over a two-year term, are guaranteed by the United States federal government, and do not require collateral from the Company. The loans may be forgiven, in part or in full, if the proceeds were used to retain and pay employees and for other qualifying expenditures. The Company submitted its forgiveness applications to the Small Business Administration between November 2020 and January 2021. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments will be made monthly until May 2, 2025.
Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matured on December 20, 2021 (“Original Maturity Date”) but was extended until May 19, 2022 (“Extended Maturity Date.”) Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed.
Exitus Capital Subordinated Debt

On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). No periodic interest payments are made and the loan is due on January 26, 2022, with an option to extend up to two additional six month terms. Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. Payment of any and all of the Subordinated Debt shall be subordinate of all existing senior debt. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. On January 25, 2022, the Company exercised the option to extend the loan an additional six months to July 26, 2022. The Company recognized an additional $0.5 million debt issuance costs related to the loan extension. The Company has the right to further extend maturity of this facility for an additional six month period. The loan is secured by a pledge by Diego Zavala of certain of his real property located in Mexico City and is subordinated in right of payment to the First Lien Facility.
For additional information, see Note 9, Long-term Debt, to our consolidated financial statements appearing in this Annual Report on Form 10-K.
Earnout Obligations
The Company records its obligations for contingent purchase price at fair value, based on the likelihood of making contingent earnout payments and stock issuances based on the underlying agreement terms. The earnout payments and value of stock issuances are subsequently remeasured to fair value each reporting date using an income approach determined based on the present value of future cash flows using internal models. As of December 31, 2021 and December 31, 2020, the Company does not have any outstanding stock issuance based earnout obligations.
As of December 31, 2021 and 2020, outstanding cash earnouts were $8.8 million and $10.3 million, respectively. Outstanding balance accrues interest at an annual interest rate of 12%. The balance shown at December 31, 2021 and December 31, 2020 includes the related accrued interest. In order for the Company to make payments for its contingent purchase price obligations, in addition to having sufficient cash resources to make the payments themselves, the Company must be in compliance with liquidity and other financial and other covenants included in the First Lien Facility. The Company has not been able to satisfy those covenants to date. Whether the Company is able to satisfy those covenants will depend on the Company’s overall operating and financial performance. There can be no assurance that we will have sufficient cash flows from operating activities, cash on hand or access to borrowed funds to be able to make any contingent purchase price payments when required to do so, and any failure to do so at such time could have a material adverse effect on our business, financial condition, results of operations and prospects.
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Year Ended December 31,
(in thousands USD)	2021	2020
Net cash used in operating activities	$(23,223)	$(1,066)
Net cash used in investing activities	(916)	(1,585)
Net cash provided by financing activities	23,551	6,606
Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 increased by approximately $22.1 million to ($23.2) million from $(1.1) million for the twelve months ended December 31, 2020. The increase was mainly driven by changes in our operating assets and liabilities which decreased $20.5 million on a year over year basis, a decrease of $7.9 million in non-cash items, offset by an increase of $6.3 million in net loss.
The decrease of $20.5 million resulting from changes in our operating assets and liabilities was primarily driven by (i) an increase of $27.1 million in accounts receivable, (ii) an increase $3.3 million in prepaid expenses and guarantee deposits, (iii) a decrease of approximately $1.4 million in accrued liabilities, and (iv) a $0.3 million change in lease liability partially offset by (i) an increase of $7.0 million in accounts payable and (ii) an increase of $0.8 million of deferred revenue, (iii) an increase of $3.7 million in income tax payable, and (iv) a decrease of $0.1 million in other tax assets.
The decrease of $7.9 million in non-cash items was driven by (i) the decrease of $16.7 million in impairment of goodwill and other intangible assets, (ii) the decrease of $4.4 million from the fair value of embedded derivative liabilities, (iii) the decrease of $1.2 million gain on forgiveness of debt, (iv) the decrease of $4.7 million of changes in fair value of warrant liability, and (v) the decrease of $1.6 million in deferred income tax provision, and partially offset by (i) the increase of $6.3 million of share-based compensation, (ii) the increase of $4.8 million in obligations for contingent purchase price, (iii) the increase of $0.2 million in amortization of right-of-use assets, (iv) the increase of $5.5 million in foreign currency remeasurement, (v) the decrease on the recognition of $1.3 million in gain on divestiture of eProcure (a non-strategic business), and (vi) the increase of $2.6 million in amortization of debt issuance costs.
Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2021 decreased $0.7 million to $0.9 million from $1.6 million for the twelve months ended December 31, 2020 as a result of a decrease in capital expenditures.
Financing Activities
Net cash provided by financing activities for the twelve months ended December 31, 2021 increased $17.0 million to $23.6 million from $6.6 million for the twelve months ended December 31, 2020. The increase in net cash provided was primarily driven by (i) proceeds from $27.6 million of PIPE financing, (ii) an increase of $20.0 million in share capital due to the issuance of preferred stock, which was subsequently converted into Class A common stock, (iii) an increase of $5.7 million in share capital as a result of the Business Combination, (iv) a $4.3 million decrease in the payment of contingent consideration, (v) an increase in proceeds from loans of $11.2 million primarily related to the New Second Lien Facility, and (vi) proceeds of $24.9 million from the follow on issuance offset by (i) an increase of $59.2 million in repayment of borrowings mainly on the First Lien Facility (ii) the repayment of deferred issuance costs as a result of the Business Combination and transaction costs of $13.0 million, (iii) the payment of $1.4 million of debt issuance costs, and (iv) paid $3.1 million in transaction costs for the follow on share issuance.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due By Period
(in thousands USD)	Total	Less than 1 Year[1]	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$71,948	$14,287	$57,661	$—	$—
Operating lease obligations	7,327	3,234	3,804	289	—
Total	$79,275	$17,521	$61,465	$289	$—
1 - Debt obligations includes the $7.3 million PPP loan forgiveness received in January 2022, see Note 21 - Subsequent events for further information.
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
For additional information on our debt and lease obligations, see Note 9, Long-term Debt and Note 8, Leases in our audited consolidated financial statements.
Critical Accounting Policies
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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

Prior to the Business Combination, since the Company’s shares were not publicly traded and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, equity-based compensation expense and our results of operations could be materially affected. The Company’s accounting policy is to account for forfeitures of employee awards as they occur.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AgileThought, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgileThought, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Dallas, Texas
March 31, 2022

AgileThought, Inc. Consolidated Balance Sheets

	December 31,
(in thousands USD, except share data)	2021	2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$8,640	$9,432
Accounts receivable, net	31,387	23,800
Prepaid expenses and other current assets	7,490	3,940
Current VAT receivables	9,713	10,776
Total current assets	57,230	47,948
Property and equipment, net	3,107	3,428
Goodwill and indefinite-lived intangible assets	86,694	88,809
Finite-lived intangible assets, net	66,233	71,511
Operating lease right of use assets, net	6,434	8,123
Other noncurrent assets	1,612	463
Total noncurrent assets	164,080	172,334
Total assets	$221,310	$220,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,970	$16,486
Accrued liabilities	9,778	15,080
Income taxes payable	97	164
Other taxes payable	9,733	8,203
Current portion of operating lease liabilities	2,834	3,286
Deferred revenue	1,789	2,143
Current portion of obligation for contingent purchase price	8,791	8,104
Current portion of long-term debt	14,838	11,380
Total current liabilities	68,830	64,846
Obligation for contingent purchase price, net of current portion	—	2,200
Long-term debt, net of current portion	42,274	125,963
Deferred tax liabilities, net	2,762	3,073
Operating lease liabilities, net of current portion	3,759	5,010
Warrant liability	2,137	—
Other noncurrent liabilities	6,900	992
Total liabilities	126,662	202,084
Commitments and contingencies (Note 19)

Stockholders’ Equity
Class A shares $.0001 par value, 210,000,000 shares authorized, 50,402,763 and 34,557,480 shares outstanding as of December 31, 2021 and 2020, respectively	5	3
Treasury stock, 181,381 shares at cost	(294)	—
Additional paid-in capital	198,649	101,494
Accumulated deficit	(86,251)	(66,181)
Accumulated other comprehensive loss	(17,362)	(16,981)
Total stockholders’ equity attributable to the Company	94,747	18,335
Noncontrolling interests	(99)	(137)
Total stockholders’ equity	94,648	18,198
Total liabilities and stockholders’ equity	$221,310	$220,282
The accompanying notes are an integral part of the Consolidated Financial Statements.

AgileThought, Inc. Consolidated Statements of Operations

	Year ended December 31,
(in thousands USD, except share data)	2021	2020
Net revenues	$158,668	$163,987
Cost of revenue	112,303	113,465
Gross profit	46,365	50,522

Operating expenses:
Selling, general and administrative expenses	43,551	31,955
Depreciation and amortization	6,984	6,959
Change in fair value of contingent consideration obligations	(2,200)	(6,600)
Change in fair value of embedded derivative liabilities	(4,406)	—
Change in fair value of warrant liability	(4,694)	—
Equity-based compensation expense	6,481	211
Impairment charges	—	16,699
Restructuring expenses	911	5,524
Other operating expenses, net	1,785	6,997
Total operating expense	48,412	61,745
Loss from operations	(2,047)	(11,223)

Interest expense	(16,457)	(17,293)
Other (expense) income	(1,084)	4,525
Loss before income tax	(19,588)	(23,991)

Income tax expense	460	2,341
Net loss	(20,048)	(26,332)

Net income (loss) attributable to noncontrolling interests	22	(155)
Net loss attributable to the Company	$(20,070)	$(26,177)

Loss per share (Note 17):
Basic	$(0.54)	$(0.76)
Diluted	$(0.54)	$(0.76)

Weighted average number of shares:
Basic	37,331,820	34,557,480
Diluted	37,331,820	34,557,480
The accompanying notes are an integral part of the Consolidated Financial Statements.

AgileThought, Inc. Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(in thousands USD)	2021	2020
Net loss	$(20,048)	$(26,332)
Actuarial loss	62	—
Foreign currency translation adjustments	(427)	(14,052)
Comprehensive loss	(20,413)	(40,384)
Less: Comprehensive income (loss) attributable to noncontrolling interests	38	(300)
Comprehensive loss attributable to the Company	$(20,451)	$(40,084)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AgileThought, Inc. Consolidated Statements of Stockholders' Equity

	Legacy Class A		Legacy Class B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2019, as previously reported	431,682	—	37,538	—	—	—	—	—	101,286	(40,004)	(3,074)	163	58,371
Retroactive application of recapitalization	(431,682)	—	(37,538)		34,557,480	3	151,950	—	(3)	—	—	—	—
December 31, 2019 as adjusted	—	—	—		34,557,480	3	151,950	—	101,283	(40,004)	(3,074)	163	58,371
Net loss	—	—	—	—	—	—	—	—	—	(26,177)	—	(155)	(26,332)
Equity-based compensation	—	—	—	—	—	—	—	—	211	—	—	—	211
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(13,907)	(145)	(14,052)
December 31, 2020	—	—	—	—	34,557,480	3	151,950	—	101,494	(66,181)	(16,981)	(137)	18,198
Net (loss) income	—	—	—	—	—	—	—	—	—	(20,070)	—	22	(20,048)
Issuance of common stock in offering, net of transaction cost of $3.1 million	—	—	—	—	3,560,710	—	—	—	21,819	—	—	—	21,819
Conversion of convertible debt to common stock	—	—	—	—	461,236	—	—	—	4,700	—	—	—	4,700
Issuance of common stock due to closing of Business Combination, net of transaction costs of $13.0 million	—	—	—	—	7,413,435	1	—	—	65,840	—	—	—	65,841
Issuance of common stock to First Lien Facility administrative agent	—	—	—	—	4,439,333	1	—	—	(1)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	6,481	—	—	—	6,481
Employee withholding taxes paid related to net share settlements	—	—	—	—	(29,431)	—	29,431	(294)	(1,684)	—	—	—	(1,978)
Other comprehensive expense	—	—	—	—	—	—	—	—	—	—	62	—	62
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(443)	16	(427)
December 31, 2021	—	—	—	—	50,402,763	5	181,381	(294)	198,649	(86,251)	(17,362)	(99)	94,648
The accompanying notes are an integral part of the Consolidated Financial Statements

AgileThought, Inc. Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands USD)	2021	2020
Operating Activities
Net loss	$(20,048)	$(26,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest from convertible notes	3,068	4,380
Gain on forgiveness of debt	(1,306)	(142)
Provision for bad debt expense	1,307	11
Impairment of goodwill and other intangible assets	—	16,699
Equity-based compensation	6,481	211
Loss on disposal of property and equipment	—	43
Right-of-use asset amortization	3,125	2,899
Foreign currency remeasurement	1,936	(3,597)
Deferred income tax provision	(242)	1,398
Obligations for contingent purchase price	(1,464)	(6,240)
Embedded derivative liabilities	(4,406)	—
Warrant liability	(4,694)	—
Gain on divestiture, net of cash retained	—	(1,302)
Amortization of debt issue costs	3,521	925
Depreciation and amortization	6,984	6,959
Changes in assets and liabilities:
Accounts receivable	(10,253)	16,866
Prepaid expenses and other assets	(4,729)	(1,393)
Accounts payable	3,657	(3,380)
Accrued liabilities	(5,079)	(3,697)
Deferred revenues	(271)	(1,103)
Other current tax assets and taxes payable	2,356	2,296
Income taxes payable	(29)	(3,729)
Lease liabilities	(3,137)	(2,838)
Net cash used in operating activities	(23,223)	(1,066)
Investing activities
Purchase of property and equipment	(916)	(1,585)
Net cash used in investing activities	(916)	(1,585)
Financing activities
Proceeds from loans	24,524	13,370
Payments of debt issuance costs	(1,453)	—
Repayments of borrowings	(61,655)	(2,450)
Payments of PIPE transaction cost	(13,033)	—
Proceeds from PIPE Investors	27,600	—
Proceeds from follow-on public offering	24,925	—
Share issuance transaction costs	(3,106)	—
Payments of contingent consideration	—	(4,314)
Proceeds from capital contribution	25,749	—
Net cash provided by financing activities	23,551	6,606
Effect of exchange rates on cash	(204)	(889)
Increase (decrease) in cash and cash equivalents	(792)	3,066
Cash, cash equivalents and restricted cash at beginning of the year	9,432	6,366
Cash, cash equivalents and restricted cash at end of the year (1)	$8,640	$9,432

(1) Amount of restricted cash at end of period	$177	$176
The accompanying notes are an integral part of the Consolidated Financial Statements

AgileThought, Inc. Notes to Consolidated Financial Statements
Note 1 – Organization and Basis of Consolidation and Presentation
Organization
AgileThought, Inc. (the “Company” or “AgileThought”) is a global provider of agile-first, end-to-end digital transformation services in the North American market using on-shore and near-shore delivery. The Company’s headquarters is in Irving, Texas. AgileThought’s Class A common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “AGIL.”

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
Basis of Consolidation and Presentation

The accompany consolidated financial statements are prepared in accordance with the U.S generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC.”) The consolidated financial statements included in this Annual Report present the Company’s financial position, results of operations and cash flows for the periods of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The ownership interest of noncontrolling investors of the Company’s subsidiaries are recorded as noncontrolling interest.

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

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. Where applicable, the notes to these consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements. Further, certain estimates and assumptions include the direct and indirect impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations. We make significant estimates with respect to intangible assets, goodwill, depreciation, amortization, income taxes, equity-based compensation, contingencies, fair value of assets and liabilities acquired, obligations related to contingent consideration in connection with business combinations, fair value of embedded derivative liabilities, and fair value of warrant liability. The economic impact of the pandemic on the Company’s business depends on its severity and duration, which in turn depend on highly uncertain factors such as the nature and extent of containment efforts, the spread and effects of variants, and the timing and efficacy of vaccines. The high level of uncertainty regarding this economic impact means that management’s estimates and assumptions are subject to change as the situation develops and new information becomes available. To the extent the actual results differ materially from these estimates and assumptions, the Company’s future financial statements could be materially affected.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
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
Segments
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s Chief Executive Officer, who has been identified as the CODM, reviews financial information at the consolidated group level in order to assess Company performance and allocate resources. As such, the Company has determined that it operates a single operating and reporting segment.
Fair Value Measurements
The Company records fair value of assets and liabilities in accordance with FASB ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
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
Level 1: Quoted prices for identical instruments in active markets.
Level 2: Other valuations that include quoted prices for similar instruments in active markets that are directly or indirectly observable.
Level 3: Valuations made through techniques in which one or more of its significant data are not observable.
See Note 4, Fair Value Measurements, for further discussion.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents balances with major financial institutions. At times, these balances exceed federally insured limits. The Company periodically assesses the financial condition of these financial institutions where the funds are held and believes the credit risk is remote. In 2021 and 2020, the Company held restricted cash in connection with litigation.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced or to be invoiced amount, do not bear interest, and are due within one year or less. Amounts collected on trade accounts receivable are included in net cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated credit losses inherent in its accounts receivable portfolio consistent with the requirements of Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. In establishing the required reserve, management considers historical experience, the age of the accounts receivable balances and current payment patterns, and current economic conditions that may affect a client's ability to pay. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.
Property and Equipment
Property and equipment are measured at cost less accumulated depreciation or amortization. Expenditures for replacements and improvements are capitalized, whereas the costs of maintenance and repairs are charged to earnings as incurred. The Company depreciates property and equipment using the straight-line method over the following estimated economic useful lives of the assets:

Useful life (years)
Furniture and fixtures	5 - 10
Computer equipment	3 - 5
Computer software	3
Leasehold improvements are amortized over the lease term or the useful life of the asset, whichever is shorter. When these assets are sold or otherwise disposed of, the asset and related depreciation and amortization is relieved, and any gain or loss is included in the Consolidated Statements of Operations.
The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, payroll and payroll-related expenses of employees, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over three years, the estimated useful life of the software.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test for recoverability by comparing the sum of estimated future discounted cash flows to an asset’s carrying value. If we determine the carrying value is not recoverable, we calculate an impairment loss based on the excess of the asset’s carrying value over its fair value. The fair value is determined using a discounted cash flow approach.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Acquisition-related costs are expensed as incurred within Other operating expenses, net in the Consolidated Statement of Operations.
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
Intangible Assets
The Company has customer relationships (finite-lived intangible assets) and trade names (indefinite-lived intangible assets) on its Consolidated Balance Sheets.
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
Indefinite-lived intangible assets are not amortized but are instead assessed for impairment annually and as needed whenever events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment loss is recognized if the asset’s carrying value exceeds its fair value. The Company uses the relief from royalty method to determine the fair value of its indefinite-lived intangible assets. Refer to Note 7, Goodwill and Intangible Assets, for additional information.
Leases
The Company is a lessee in several non-cancellable leases, primarily for office space and computer equipment. The Company accounts for leases under ASC Topic 842, Leases. We determine if an arrangement is or contains a lease at inception. For operating leases, the lease liability is initially measured at the present value of future lease payments at the lease commencement date. Lease payments included in the measurement of the lease liability are comprised of the following:
◦Fixed payments, including in-substance fixed payments, owed over the lease term;
◦Variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;
◦Amounts expected to be payable under a Company-provided residual value guarantee; and
◦The exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option.
Key estimates and judgments include how the Company determines (1) the discount rate it uses to calculate the present value of future lease payments and (2) lease term. These are described in more detail as follows:
•ASC 842 requires a lessee to calculate its lease liability using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. This is the rate the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

•The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any periods covered by a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
The right of use (“ROU”) asset is initially measured at the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently amortized over the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term in selling, general and administrative expenses in the Consolidated Statements of Operations.
Variable lease payments are immaterial and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.
The Company has elected to apply the short-term lease recognition and measurement exemption and not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.
We have lease agreements with lease and non-lease components, for which we have elected the practical expedient to account for as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and operating lease liabilities. Refer to Note 8, Leases, for additional information.
Foreign Currency
The Company’s Consolidated Financial Statements are reported in US dollars. The Company has determined that its international subsidiaries’ functional currency is the local currency in each country. The translation of the functional currencies of subsidiaries into US dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as foreign currency translation adjustments within accumulated other comprehensive income (loss) as a separate component of equity.
Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date. Transactions of each subsidiary in currencies other than the subsidiary’s functional currency are translated into the respective functional currencies at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority.
Equity-based Compensation
We recognize and measure compensation expense for all equity-based awards based on the grant date fair value.

For performance share units ("PSUs"), we are required to estimate the probable outcome of the performance conditions in order to determine the equity-based compensation cost to be recorded over the vesting period. Vesting is tied to performance conditions that include the achievement of EBITDA-based metrics and/or the occurrence of a liquidity event.
Prior to the Business Combination, the Company determined the fair value of shares by using an income approach, specifically a discounted cash flow method, and in consideration of a number of objective and subjective factors, including the Company’s actual operating and financial performance, expectations of future performance, market conditions and liquidation events, among other factors. Following the closing of the Business Combination, the grant date fair value is determined based on the fair market value of the Company’s shares on the grant date of such awards.

Prior to the Business Combination, since the Company’s shares were not publicly traded and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. Determining the fair value of equity-based awards requires estimates and assumptions, including estimates of the period the awards will be outstanding before they are exercised and future volatility in the price of our common shares. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, equity-based compensation expense and our results of operations could be materially affected. The Company’s accounting policy is to account for forfeitures of employee awards as they occur.
Defined Contribution Plan
The Company maintains a 401(k) savings plan covering all U.S. employees. Participating employees may contribute a portion of their salary into the savings plan, subject to certain limitations. The Company matches 100% of the first 4% of each employee's contributions and 50% of the next 1% of the employee's base compensation contributed, with a maximum contribution of $6,000 per employee. For the fiscal years ended December 31, 2021 and 2020, the Company's matching contributions totaled $1.3 million and $1.5 million, respectively, and were expensed as incurred.
Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Class A common shares have identical liquidation and distribution rights. The net earnings (loss) is allocated on a proportionate basis to Class A. Basic net earnings (loss) per share attributable to common stockholders is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period using the if-converted or treasury stock method, as applicable. For purpose of this calculation, the convertible notes, contingent consideration payable in shares, and outstanding stock awards are considered and included in the computation of diluted earnings (loss) per share, except for where the result would be anti-dilutive or the required conditions for issuance of common shares have not been met as of the balance sheet date. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.
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
Embedded derivatives are bifurcated from the underlying host instrument and accounted for as separate financial instruments. Embedded derivatives are recognized at fair value, with changes in fair value during the period are recognized in "Change in fair value of embedded derivative liabilities" in the Consolidated Statements of Operations. As of December 31, 2021 and in connection with the consummation of the Business Combination that occurred on August 23, 2021, the preferred stock was converted into common stock of the Company and the embedded derivative ceased to exist. Refer to Note 4, Fair Value Measurements, for additional information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”).

For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities. At the end of each reporting period, changes in fair value during the period are recognized in “Change in fair value of warrant liability” in the Company’s Consolidated Statements of Operations. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants.

Our public warrants meet the criteria for equity classification and accordingly, are reported as a component of stockholders’ equity while our private warrants do not meet the criteria for equity classification and are thus classified as a liability.
Accounting Pronouncements
The authoritative bodies release standards and guidance, which are assessed by management for impact on the Company’s Consolidated Financial Statements. Accounting Standards Updates (“ASUs”) not listed below were assessed and determined to be not applicable to the Company’s Consolidated Financial Statements.
The following standards were recently adopted by the Company:
•In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes based on changes suggested by stakeholders as part of the FASB’s simplification initiative. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. This ASU was adopted by the Company on January 1, 2021, resulting in no material impact to the Consolidated Financial Statements.
•In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This may impact the Company’s borrowing costs in which LIBOR is used as a reference. The amendments in this update are effective immediately for all entities. This ASU was adopted by the Company on January 1, 2021, resulting in no material impact to the Consolidated Financial Statements.
•In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity. The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. This ASU was adopted by the Company on January 1, 2021, resulting in no material impact to the Consolidated Financial Statements.
•In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform, that refined the scope of ASU No. 2020-04 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. This ASU was adopted by the Company during the second quarter of 2021, resulting in no material impact to the Consolidated Financial Statements.
The following recently released accounting standards have not yet been adopted by the Company:
•In May 2021, the FASB issued ASU 2021-04, Earnings Per Share, Debt-Modifications and Extinguishments, Compensation-Stock Compensation, and Derivatives and Hedging-Contracts in Entity’s Own Equity. This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021 on a prospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the effect the adoption of this ASU will have on the Consolidated Financial Statements.
•In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers. This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The Company plans to adopt this pronouncement for the fiscal year beginning January 1, 2022, and does not expect it to have a material effect on the consolidated financial statements.
Note 3 – Business Combination
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
•After adjusting its embedded derivative liabilities to fair value, upon conversion of the preferred stock, the Company's embedded derivative liabilities were extinguished during the third quarter of 2021. Refer to Note 4, Fair Value Measurements for additional information.
•The Company's private placement warrants meet the criteria for liability classification. During 2021, the Company recognized a gain of $4.7 million on private placement warrants to reflect the change in fair value. For additional information on our warrants, refer to Note 15, Warrants, and Note 4, Fair Value Measurements.
The following table reconciles the elements of the Business Combination to the additional paid-in capital in the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021:

(in thousands USD)	Business Combination
Cash - LIVK trust and cash, net of redemptions	$5,749
Cash - PIPE Financing	27,600
Less: Transaction costs	(13,033)
Net proceeds from the Business Combination	20,316
Less: Initial fair value of warrant liabilities recognized in the Business Combination	(15,123)
Equity classification of Public Warrants	8,292
Surrender of related party receivables	(1,359)
Debt conversion	38,120
Conversion of mezzanine equity[1]	15,594
Net adjustment to total equity from the Business Combination	$65,840

[1] Relates to the transfer from mezzanine equity to permanent equity of the preferred contribution received from LIV Capital on February 02, 2021, which was considered part of the PIPE financing and upon the transaction close, was reclassified to permanent equity of the Company.

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
Note 4 – Fair Value Measurements
The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2021, and December 31, 2020, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. Our convertible notes payable included the probability of a liquidity event. As such, these estimates are classified as Level 3 in the fair value hierarchy. During the third quarter of 2021, the Company's convertible notes payable were converted into shares of the Company Class A common stock. Refer to Note 3, Business Combination and Note 9, Long-term Debt, for additional information.

The following table summarizes our debt instruments where fair value differs from carrying value:

	Fair Value	December 31, 2021		December 31, 2020
(in thousands USD)	Hierarchy Level	Carry Amount	Fair Value	Carry Amount	Fair Value
Bank credit agreement	Level 3	$31,882	$31,897	$93,388	$92,363
New Second Lien Facility	Level 3	16,120	16,214	—	—
Convertible notes payable	Level 3	—	—	32,930	43,303
The above table excludes our revolving credit facility, subordinated promissory note payable and subordinated zero-coupon loan as these balances approximate fair value due to the short-term nature of our borrowings. The above table also excludes our Paycheck Protection Program loans (“PPP loans”) as the carrying value of the Company’s PPP loans approximates fair value based on the current yield for debt instruments with similar terms. Refer to Note 9, Long-term Debt, for additional information.
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

(in thousands USD)	Redemption & Conversion Feature
Opening balance, January 1, 2021	$—
Recognition of embedded derivative liabilities	4,406
Change in fair value	(4,406)
Ending balance, December 31, 2021	—
Contingent Purchase Price
The Company carries its obligations for contingent purchase price at fair value. The Company recorded the acquisition-date fair value of these contingent liabilities based on the likelihood of contingent earn-out payments and stock issuances based on the underlying agreement terms. The earn-out payments and value of stock issuances are subsequently remeasured to fair value each reporting date using an income approach that is determined based on the present value of future cash flows using internal models. This estimate is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value of the Company’s obligation for contingent purchase price are the discount rate, growth assumptions, and earnings thresholds. As of December 31, 2021, the fair value of the contingent liability used a discount rate of 13.5%. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other inputs. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For the year ended 2021, no additional earn-out payments were deemed eligible based performance thresholds.
The following table provides a roll-forward of the obligations for contingent purchase price:

(in thousands USD)	2021	2020
Opening balance, January 1	$10,304	$22,621
Cash payments	—	(4,314)
Contingent consideration derecognized in connection with divesture of a business	—	(1,413)
Change in fair value	(2,200)	(6,600)
Accrued interest on the contingent consideration	736	360
Effect of exchange rate fluctuations	(49)	(350)
Ending balance, December 31	8,791	10,304
Less: Current portion	8,791	8,104
Obligation for contingent purchase price, net of current portion	$—	$2,200
Warrant Liability

As of December 31, 2021, the Company has private placement warrants, which are liability classified, as discussed in Note 15, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which required a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of private warrant liability at December 31, 2021:

(in thousands USD)	2021
Beginning balance, January 1	$—
Assumed in business combination	6,831
Change in fair value	(4,694)
Ending balance, December 31, 2021	$2,137
Note 5 – Balance Sheet Details
The following table provides detail of selected balance sheet items:

	December 31,
(in thousands USD)	2021	2020
Cash and cash equivalents	$8,463	$9,256
Restricted cash	177	176
Total cash, cash equivalents and restricted cash	$8,640	$9,432

	December 31,
(in thousands USD)	2021	2020
Accounts receivables	$19,173	$13,974
Unbilled accounts receivables	11,716	7,578
Related party receivables - shareholders & key personnel	—	1,305
Other receivables	686	1,210
Allowance for doubtful accounts	(188)	(267)
Total accounts receivable, net	$31,387	$23,800

	December 31,
(in thousands USD)	2021	2020
Income tax receivables	$2,369	$1,119
Prepaid expenses and other current assets	5,121	2,821
Total prepaid expenses and other current assets	$7,490	$3,940

	December 31,
(in thousands USD)	2021	2020
Accrued wages, vacation & other employee related items	$2,387	$5,871
Accrued interest	381	2,223
Accrued incentive compensation	654	795
Receipts not vouchered	5,872	1,791
Accrued liabilities - Related Party	17	—
Other accrued liabilities	467	4,400
Total accrued liabilities	$9,778	$15,080

The following table is a rollforward of the allowance for doubtful accounts:

(in thousands USD)	2021	2020
Beginning balance, January 1	$267	$388
Charges to expense	1,307	11
Write-offs and recoveries	(1,382)	(126)
Foreign currency translation	(4)	(6)
Ending balance, December 31	$188	$267
Note 6 – Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31,
(in thousands USD)	2021	2020
Computer equipment	$4,210	$3,727
Leasehold improvements	2,179	2,333
Furniture and equipment	1,691	1,631
Computer software	2,240	1,475
Transportation equipment	55	107
	10,375	9,273
Less: accumulated depreciation	(7,268)	(5,845)
Property and equipment, net	$3,107	$3,428
Depreciation expense was $1.2 million and $1.0 million for the years 2021 and 2020, respectively. The Company did not recognize impairment charges related to property and equipment in 2021 and 2020.
Note 7 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill for impairment, or more frequently in certain circumstances where impairment indicators arise. In the second quarter of 2020, the Company determined a triggering event had occurred requiring an interim impairment assessment resulting from the disposition of a business within the Commerce reporting unit. As a result, the Company recognized a $4.9 million non-cash impairment charge related to goodwill allocated to its Commerce reporting unit which is included within Impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2020.
In the third quarter of 2020, we made organizational changes to adopt a customer-centric model and align operations around the two primary regions in which we operate (Latin America and the United States), resulting in a change in our reporting unit structure from five to two reporting units. Accordingly, we first assessed our goodwill for impairment under our previous five reporting unit structure as of September 30, 2020. Upon completion of this assessment, the Company determined that impairments existed in our Analytics and Cloud reporting units, resulting from negative impacts of the COVID-19 pandemic. Accordingly, we recognized a $6.7 million non-cash impairment charge as of September 30, 2020, which is included within Impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2020.
Subsequent to this review and after allocating goodwill to the two reporting units based on relative fair value, the Company reassess goodwill for impairment under the new regional reporting unit structure as of October 1st, our new annual testing date. The Company historically tested goodwill for impairment as of December 31st each year; however, in 2020, we elected to change the date of our annual goodwill impairment test to October 1st. We believe this new testing date allows the Company to better align the annual goodwill impairment testing procedures with the Company’s year-end financial reporting, as well as its annual budgeting and forecasting process. This change does not delay, accelerate or avoid an impairment charge. Based upon the October 1st assessment, no impairment existed for the new Latin America (“LATAM”) and United States (“USA”) reporting units.
The following table presents goodwill by reporting unit and changes in goodwill through September 30, 2020:

(in thousands USD)	Analytics	Commerce	Cloud	Agile Nearshore	Transformation	Total
December 31, 2019	15,566	6,878	5,965	30,694	27,881	86,984
Disposals	—	(69)	—	—	—	(69)
Impairments	(5,652)	(4,915)	(1,027)	—	—	(11,594)
Foreign currency translation	(2,431)	(1,243)	(932)	—	(3,716)	(8,322)
September 30, 2020	$7,483	$651	$4,006	$30,694	$24,165	$66,999
As discussed above, we revised our reporting unit structure on October 1, 2020. The following table presents changes in the goodwill balances for the fourth quarter of 2020:

(in thousands USD)	LATAM	USA	Total
October 1, 2020	$36,305	$30,694	$66,999
Foreign currency translation	4,165	—	4,165
December 31, 2020	$40,470	$30,694	$71,164

During 2021, the Company reassessed goodwill for impairment as of October 1st, 2021 and identified no impairment charges to be recognized. The following table presents changes in the goodwill balances during 2021.

(in thousands USD)	LATAM	USA	Total
December 31, 2020	$40,470	$30,694	$71,164
Foreign currency translation	(819)	—	(819)
December 31, 2021	$39,651	$30,694	$70,345
The Company’s indefinite-lived intangible assets relate to trade names acquired in connection with business combinations. The indefinite-lived trade names balance was $16.3 million and $17.6 million as of December 31, 2021 and 2020, respectively. We recognized impairment expense of $1.6 million during 2020, which is recorded within Impairment charges in the Consolidated Statements of Operations. No impairment expense was recognized in 2021.

Changes in our finite-lived intangible assets is as follows:

	As of December 31, 2021
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(973)	$(23,669)	65,273	11.8
Tradename	1,234	(31)	(243)	960	3.9
Total	$91,149	$(1,004)	$(23,912)	$66,233	11.7

	As of December 31, 2020
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$4,040	$(22,444)	71,511	12.8
In 2021, the Company changed the estimated life of a certain trade name from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years (See Note 2, Summary of Significant Accounting Policies). The Company recorded $5.8 million and $5.5 million in finite-lived intangible asset amortization expense for the years ended December 31, 2021 and 2020. No impairment charges were recognized related to finite-lived intangible assets for the year ended December 31, 2021.

The impairment of goodwill in the Commerce reporting unit as of June 30, 2020, signaled us to test its long-lived asset group in accordance with ASC 360. Upon completion of this testing, the Company determined that the customer relationship within the Commerce reporting unit was fully impaired, resulting from the disposition of a business within the Commerce reporting unit, the termination of the relationships with established customers in this reporting unit and the negative impacts of COVID-19 on this reporting unit. Accordingly, we recognized a $3.5 million non-cash impairment charge as of June 30, 2020, which is included within Impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2020.
The estimated amortization schedule for the Company’s intangible assets for future periods is as follows:

(in thousands USD)	Year ending December 31,
2022	$5,794
2023	5,794
2024	5,794
2025	5,794
2026	5,554
Thereafter	37,503
Total	$66,233
Note 8 – Leases
The Company enters into operating leases for office space, IT equipment, and furniture and equipment used in operations. As of December 31, 2021, these leases have remaining terms of up to 5 years, some of which may contain options to extend or terminate the lease before the expiration date. As of December 31, 2021 the Company did not have any finance lease arrangements. Total lease expense, net was $3.8 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively, and include short-term and variable lease costs.
Supplemental information related to our operating leases is as follows for the year ended:

	December 31,
	2021	2020
Weighted average remaining lease term, in years:	2.91	3.39
Weighted average discount rate:	8.4%	8.5%
Cash flows from operating activities, (in thousands USD)
Cash paid for operating leases included in the measurement of lease liabilities	$3,711	$3,699
Future expected maturities of lease obligations as of December 31, 2021 are as follows:

(in thousands USD)	Lease Payments
2022	$3,234
2023	1,844
2024	1,197
2025	763
2026	289
Thereafter	—
Total undiscounted lease payments	7,327
Less: imputed interest	734
Present value of operating lease liability	$6,593

Note 9 – Long-term Debt
Long-term debt at December 31, 2021 and 2020 consists of the following:

	December 31,
(in thousands USD)	2021	2020
Borrowings under bank revolving credit agreement, principal due Nov. 10, 2023	$5,000	$5,000
Borrowings under bank credit agreement, principal due Nov. 10, 2023	31,882	93,388
Unamortized debt issuance costs(a)	(6,915)	(2,978)
Borrowing under bank credit agreements, net of unamortized debt issuance costs	29,967	95,410

Borrowings under convertible note payable to related party, 13.73% interest capitalized every six months, principal due July 18, 2024	—	16,465
Borrowings under convertible note payable to related party, 13.73% interest capitalized every six months, principal due July 18, 2024	—	16,465
Unamortized debt issuance costs(a)	—	(126)
Convertible notes payable, net of unamortized debt issuance costs	—	32,804

Paycheck Protection Program loans, 1% interest, due May 1, 2022	7,673	9,129

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due May 12, 2022	673	—

Subordinated debt, guaranteed by a related party, principal due July 26, 2022	3,700	—
Unamortized debt issuance costs(a)	(76)	—
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	3,624	—

Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due March 15, 2023	6,372	—
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due March 15, 2023	9,748	—
Unamortized debt issuance costs(a)	(945)	—
New Second Lien Facility, net of unamortized debt issuance costs	15,175	—

Total debt	57,112	137,343
Less: current portion of debt	14,838	11,380
Long-term debt, net of unamortized debt issuance costs and current portion	$42,274	$125,963
_________________
(a)Debt issuance costs are presented as a reduction of the Company’s long-term debt in the Consolidated Balance Sheets. $3.5 million and $0.9 million of debt issuance cost amortization was charged to interest expense for the years ended December 31, 2021 and 2020, respectively.
Credit Agreements
In 2018, the Company entered into a revolving credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $1.5 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing limit to $5.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. At December 31, 2021, the interest rate was 10.0%. The Company must pay an annual commitment fee of 0.5% on the unused portion of the commitment. At December 31, 2021 and 2020, the Company had no availability under this facility.
In 2018, the Company entered into a term loan credit agreement with Monroe Capital Management Advisors LLC ("First Lien Facility") that permits the Company to borrow up to $75.0 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing amount to $98.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance

Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. At December 31, 2021, the interest rate was 10.0%. Principal payments of $0.6 million are due quarterly until maturity, at which time the remaining outstanding balance is due. Based on amendments dated February 2, 2021, the Company shall pay, in place of the first two regular quarterly principal installments of 2021, from February 2021 through and including July 2021, monthly principal installments of $1.0 million on the last business day of each of these six calendar months.
On March 22, 2021, the Company used $20.0 million from proceeds of issuance of preferred stock to partially pay the First Lien Facility. Refer to Note 16, Stockholders’ Equity, for additional information on issuance of preferred stock.
On June 24, 2021, an amendment was signed to modify the debt covenants for the periods June 30, 2021 and thereafter. In addition to the covenant modifications, the amendment also established the deferral of the monthly $1.0 million principal payments previously due in April and May, along with the $1.0 million payments due in June and July to September 30, 2021. As a result, the regular quarterly principal installments resumed, and the First Lien lenders charged a $4.0 million fee paid upon the end of the term loan in exchange for the amended terms. The amendment resulted in a debt modification, thus the fees payable to the First Lien lenders were capitalized and are amortized over the remaining life of the First Lien Facility. The fees have been netted against the debt as of December 31, 2021.
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

On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment that was originally due September 30, 2021. The Company made this payment with proceeds from the New Second Lien Facility. Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. Subject to regulatory restrictions, the Company may issue additional First Lien Shares from time to time to reduce the amount of debt for purposes of the Total Leverage Ratio to the extent necessary to comply with such financial ratio. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of the Company’s Class A Common Stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. In addition, the Company may be required to pay Monroe cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms. As of December 31, 2021, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $6.9 million.

On November 22, 2021, the Company entered into an amendment that requires sixty percent (60%) of proceeds from future equity issuances be used to repay the outstanding balance on the First Lien Facility. On December 27, 2021, the Company closed a follow on stock offering resulting in $21.8 million of net proceeds, of which $13.7 million was used as payment of the outstanding principal and interest balances for the First Lien Facility.

On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agrees to pay the First Lien Facility’s administrative agent a fee equal to $500,000. The fee shall be fully earned as of March 30, 2022 and shall be due and payable upon the end of the term loan. However, the fee shall be waived in its entirety if final payment in full occurs prior to or on May 30, 2022.

Second Lien Facility
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) that permits the Company to borrow $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest is capitalized every six months and is payable when the note is due. Immediately prior to the Business Combination, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the Company's Class A ordinary shares, which were converted into the Company's Class A common stock as a result of the Business Combination. As a result, the Company amortized the remaining $0.1 million of unamortized debt issuance costs and recognized incremental interest expense in the Consolidated Statements of Operations.
New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Chief Operating Officer. The New Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The New Second Lien Facility has an original maturity date of March 15, 2023. If the Credit Facility remains outstanding on December 15, 2022, the maturity date of the New Second Lien Facility will be extended to May 10, 2024. The Company recognized $0.9 million in debt issuance costs with the issuance.
Each lender under the New Second Lien Facility has the option to convert all or any portion of its outstanding loans into AgileThought Class A Common Stock on or after December 15, 2022 or earlier, upon our request, at a conversion price equal to the closing price of one share of our Class A Common Stock on the trading day immediately prior to the conversion date. The amounts outstanding under the New Second Lien Facility will only convert into up to 2,098,545 shares of our Class A Common Stock and will only convert at a price per share equal to the then-current market value. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective loan amounts of $4.5 million and $0.2 million, respectively. See Note 16, Stockholders’ Equity, for additional information.
Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received Paycheck Protection Program loans (“PPP loans”) through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The $9.3 million in PPP loans are eligible for forgiveness, and the Company expects a significant amount to be forgiven which would result in a gain to the Consolidated Statement of Operations. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. The monthly repayment terms will be established in the notification letters with the amount of loan forgiveness. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments will be made quarterly until May 2, 2025. All loan forgiveness was recognized in Other income (expense), net of the Consolidated Statements of Operations.
Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matures on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022 (“Extended Maturity Date”). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20.0% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed.
Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). No periodic interest payments are made and the loan is due on January 26, 2022, with an option to extend up to two additional six month terms. Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. Payment of any and all of the Subordinated Debt shall be subordinate of all existing senior debt. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. On January 25, 2022, the Company exercised the option to extend the loan an additional six months to July 26, 2022. The Company recognized an additional $0.5 million debt issuance costs related to the loan extension.

Financial Covenants
The First Lien Facility and the New Second Lien Facility establish the following financial covenants for the consolidated group:
Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio applies to the consolidated group. For each Computation Period, it is the ratio of (a) EBITDA (as defined in the credit agreement) minus permitted tax distributions (or other provisions for taxes based on income) made during the Computation Period, minus all unfinanced capital expenditures made thereby in such Computation Period to (b) fixed charges (as defined in the credit agreement).
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
The Company was compliant with all debt covenants as of December 31, 2021.
The capital expenditure annual limit under the First Lien Facility and New Second Lien Facility in place as of December 31, 2021 is as follows:

Computation Period Ending	Capital Expenditure Annual Limit
December 31, 2021 and the Computation Periods ending March 31, June 30, and September 30, 2022	$2.10 million
December 31, 2022 and each Computation Period ending thereafter	$2.20 million
On March 30, 2022, the Company amended the Fixed Charge Coverage Ratio and the Total Leverage Ratio of the First Lien Facility to the following:

Computation Period Ending	Fixed Charge Coverage Ratio to exceed	Total Leverage Ratio not to exceed
March 31, 2022	Not Tested	7.15:1.00
June 30, 2022 and September 30, 2022	0.20:1.00	4.00:1.00
December 31, 2022 and each Computation Period ending thereafter	1.00:1.00	4.00:1.00

On March 30, 2022, the Company amended the Fixed Charge Coverage Ratio and the Total Leverage Ratio of the New Second Lien Facility to the following:

Computation Period Ending	Fixed Charge Coverage Ratio to exceed	Total Leverage Ratio not to exceed
March 31, 2022	Not Tested	19.15:1.00
June 30, 2022 and September 30, 2022	0.20:1.00	10.00:1.00
December 31, 2022 and each Computation Period ending thereafter	1.00:1.00	10.00:1.00

The annual maturities of our long-term debt for the next five years and beyond are as follows:

Year, (in thousands USD)	Amount
2022	$14,287
2023	50,626
2024	95
2025	40
Thereafter	—
Total debt	65,048
Less: unamortized debt issuance cost	(7,936)
Total debt, net of unamortized debt issuance costs	$57,112

Note 10 – Other Income (Expense)
Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

	Year ended December 31,
(in thousands USD)	2021	2020
Foreign exchange (loss) gain, net	$(1,936)	$3,597
Forgiveness of PPP loan	1,306	142
Gain on disposition of a business	—	1,110
Interest income	70	112
Other non-operating expense	(524)	(436)
Total other income (expense)	$(1,084)	$4,525
Note 11 – Income Taxes
Loss before income tax for the years 2021 and 2020 is allocated as follows:

	Year ended December 31,
(in thousands USD)	2021	2020
USA	$(15,021)	$(2,608)
Mexico	(5,111)	(22,082)
Other Countries	544	699
Total	$(19,588)	$(23,991)
Income tax expense for the years 2021 and 2020 is allocated as follows:

	Year ended December 31,
(in thousands USD)	2021	2020
Current income tax	$702	$943
Deferred income tax	(242)	1,398
Total income tax expense	$460	$2,341

The reconciliation between our effective income tax rate and the statutory tax rates were as follows:

	December 31,
(in thousands USD)	2021	2020
(Loss) before income tax expense	$(19,588)	$(23,991)
Statutory tax rates	21%	21%

Computed expected income tax benefit	(4,113)	(5,038)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	5,509	4,751
Permanent amortization	—	3,498
Non-deductible expenses	1,001	1,724
Foreign tax rate differential	(376)	(2,320)
State and local income taxes, net of federal income tax benefit	84	(51)
Taxable inflation adjustment	(597)	23
Non deductible interest	172	210
Provision to return	—	483
Effect of change in state rate	(4)	(167)
CARES Act	—	(337)
Non-taxable income	(1,229)	—
Other, net	13	(435)
Reported income tax expense	$460	$2,341
Effective tax rate	2.3%	(9.8)%
The Company has the following tax rates in relevant jurisdictions:

	Tax rates
	2021	2020
United States	21%	21%
Mexico	30%	30%
Brazil	34%	34%
Argentina	30%	30%

The components of the Company’s deferred tax balances are as follows:

	December 31,
(in thousands USD)	2021	2020
Deferred tax assets:
Tax loss carryforward	$13,425	$6,353
Provision for doubtful accounts	45	67
Fixed assets	218	250
Accrued liabilities and other expenses	2,434	3,444
Deferred revenues	376	445
Business interest limitation	4,805	2,225
Operating lease liability	1,735	2,178
Equity-based compensation	—	648
Intangible assets	138	177
Other	1,023	369
Gross deferred tax assets:	24,199	16,156
Less: Valuation allowance	(15,612)	(10,010)
Total deferred tax assets	8,587	6,146

Deferred tax liabilities:
Intangible assets	6,838	5,123
Operating lease ROU assets	1,695	2,130
Property and Equipment	153	515
Obligation for contingent purchase price	2,128	777
Other	535	674
Total deferred tax liabilities	11,349	9,219
Net deferred tax liabilities	$(2,762)	$(3,073)
The change in the total valuation allowance for deferred tax assets is as follows:

	December 31,
(in thousands USD)	2021	2020
Opening balance January 1,	$10,010	$5,124
Utilization during the year	—	(99)
Increases during the year	5,602	4,985
Closing balance December 31,	$15,612	$10,010
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible.
Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2021. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of December 31, 2021, the Company is in a full valuation allowance for its deferred tax assets for which the Company does not have enough evidence to support its realization. The total amount of valuation allowance as of December 31, 2021 is $15.6 million, primarily related to a full valuation allowance on the Company's tax loss carryforwards in Mexico and a valuation allowance against the net deferred tax assets not expected to be utilized by the reversing of deferred income tax liabilities in the U.S.

As of December 31, 2021, the Company has federal, state, and foreign net operating loss carryforwards of approximately $24.9 million, $10.3 million, and $25.4 million, respectively, that expire at various dates through 2041 unless indefinite in nature.
The Company has not accrued any income, distribution or withholding taxes that would arise if the undistributed earnings of the Company’s foreign subsidiaries, which cannot be repatriated in a tax-free manner, were repatriated.
The Company accounts for tax contingencies by assessing all material positions, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Those positions that have only timing consequences are separately analyzed based on the recognition and measurement model.

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction, Mexico, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Under the tax statute of limitations applicable to the Internal Revenue Code, the Company is no longer subject to U.S. federal income tax examinations for years before 2018. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for years before 2017 in states which the Company has filed income tax returns. Certain states may take the position that the Company is subject to income tax in such states even though the Company has not filed income tax returns in such states, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2017. Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2016 in jurisdictions where we have filed income tax returns. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. The Company’s policy is to classify interest accrued as interest expense and penalties as other (expense) income. As of December 31, 2021 and 2020, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

Note 12 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

	Timing of Revenue Recognition	Year ended December 31,
(in thousands USD)		2021	2020
Time and materials	over time	$130,603	$144,658
Fixed price	over time	28,065	19,329
Total		$158,668	$163,987
Liabilities by contract related to contracts with customers
Details of our liabilities related to contracts with customers and related timing of revenue recognition are as follows:

	December 31,
(in thousands USD)	2021	2020
Deferred revenues	$1,789	$2,143
Revenue recognized, that was deferred in the previous year	1,299	1,649
Major Customers
The Company derived 13% and 10% of its revenues for the year ended December 31, 2021 from two significant customers. In addition, 18%, 13%, and 12% of our revenues for 2020 were from three significant customers. Sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.
Note 13 – Segment Reporting and Geographic Information
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
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Year ended December 31,
(in thousands USD)	2021	2020
United States	$103,436	$113,073
Latin America	55,232	50,914
Total	$158,668	$163,987
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and operating lease right of use assets, net:

	December 31,
(in thousands USD)	2021	2020
United States	$5,837	$7,748
Latin America	3,704	3,803
Total long-lived assets	$9,541	$11,551

Note 14 – Restructuring
Restructuring expenses consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs from workforce reductions due to the impacts of the COVID-19 pandemic and organizational changes to capture synergies from past acquisitions as we move toward one global AgileThought. We also incurred an immaterial amount of facility-related exit costs. When business slowed as a result of COVID-19, there was a reduction in force to control expenses, as not all resources could be usefully reallocated. As of December 31, 2021, all of the COVID-related expenses had been paid. At this time, we do not anticipate material additional restructuring charges related to COVID-19.
In December 2020, we communicated a restructuring plan to transition to an integrated, one AgileThought approach rather than managing recent acquisitions and regions separately. By creating a global organization for the information technology, human resources, and finance functions, we were able to capture synergies, resulting in the elimination of certain positions. The Company incurred severance costs related to these terminations, and all amounts were paid in 2021.

In November 2021, we communicated efforts to streamline our operating model further by reducing layers of management and reducing our cost structure. These restructuring efforts included consolidating the Chief Revenue Officer’s responsibilities with the Chief Operating Officer position, consolidating span of control of sales managers from eight to four, and a reduction of underutilized bench personnel. The Company exited employees in the last half of the three months ended December 31, 2021. The Company incurred severance costs related to these terminations, and all activity is expected to be completed by the first quarter of 2022.
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	Organization Restructuring	One AgileThought	COVID Plan	Restructuring Total
Balance as of December 31, 2020	$—	$2,222	$717	$2,939
Restructuring charges	782	—	129	911
Payments	230	2,222	846	3,298
Balance as of December 31, 2021	$552	$—	$—	$552
Note 15 – Warrants
The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the Consolidated Balance Sheets.
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's Class A common stock upon exercise of such warrant. The fair value of private placement warrants is remeasured quarterly. Refer to Note 4, Fair Value Measurements, for additional information.
As of December 31, 2021, there were 8,050,000 public warrants and 2,811,250 private placement warrants outstanding.
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
Following the closing of the merger between LIV Capital and AgileThought and the filing of the registration statement, the Company now has one single class of voting common stock (Class A shares) and as such the Company would not be precluded from classifying the public warrants as equity as those warrants are indexed to the Company’s own stock and a net cash settlement could only be triggered in circumstances in which the holders of the shares underlying the contract (Class A shares) would also receive cash.
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
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. The Company filed a Form S-1 to register the shares issuable upon exercise of the Pubic Warrants which was declared effective on September 27, 2021. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
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

Note 16 – Stockholders’ Equity
As a result of the Business Combination, the Company authorized two classes of common stock: Class A common stock and preferred stock.
Class A Common Stock
As of December 31, 2021, the Company has 210,000,000 shares of Class A common stock authorized, and 50,402,763 shares issued and outstanding. Class A common stock has par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
On December 21, 2021, AgileThought, Inc. entered into an underwriting agreement with A.G.P./Alliance Global Partners as representatives of the underwriters (the “Underwriters”), relating to the sale and issuance of 3,560,710 shares of the Company’s Class A common stock. The offering price to the public of the shares is $7.00 per share, and the Underwriters have agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $6.51 per share. The Company’s net proceeds from the offering are approximately $21.8 million.
On December 27, 2021, the Company issued 461,236 shares of Class A Common Stock (the “Conversion Shares”) to Mr. Senderos and Mr. Johnston upon conversion of their loans under the New Second Lien Facility in the amount of $4,500,000 and $200,000, respectively. Mr. Senderos received 441,409 Conversion Shares, and Mr. Johnston received 19,827 Conversion Shares.
On December 28, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility in accordance with the amendment dated November 15, 2021. As these common shares have been issued to and are held by the lender, and are contingently returnable to the Company under certain conditions, such shares are considered as issued and outstanding on the Company’s balance sheet, but are not included in earnings per share calculations for all periods presented. See Note 9, Long-Term Debt, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2021, no preferred stock shares were issued and outstanding.
Prior to the Business Combination, the Company had three classes of equity: Class A ordinary shares, Class B ordinary shares and redeemable convertible preferred stock.
Legacy Class A and Class B Shares
As of December 31, 2020, the capital stock is represented by 431,682 Class A Shares and 37,538 Class B Shares. Holders of Class A Shares were entitled to one vote per share and Holders of Class B Shares are not entitled to vote. The common shares have no preemptive, subscription, redemption or conversion rights. In connection with the Business Combination, the Company converted it's Class A and Class B ordinary shares outstanding into shares of the Company's Class A common stock. As of December 31, 2021, no shares of Class A and Class B ordinary shares were outstanding.
Redeemable Convertible Preferred Stock
On February 2, 2021, LIV Capital Acquisition Corp (“LIVK”), related parties to LIVK (and together with LIVK, the “Equity Investors”) and the Company entered into an equity contribution agreement. Per the agreement, the Equity Investors purchased 2,000,000 shares of a newly created class of preferred stock at a purchase price of $10.00 per share for an aggregate purchase price of $20 million.
The redeemable convertible preferred stock would be redeemable for an amount in cash equal to the greater of $15.00 per share (the “Required Price”), or $10.00 per share of redeemable convertible preferred stock plus 18% interest if the Business Combination did not occur (defined in the agreement as the “Required Return”), other than as a result of LIVK’s failure to negotiate in good faith or failure to satisfy or perform any of its obligations under the merger agreement.
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
In connection with the Business Combination, all redeemable convertible preferred stock was converted into shares of Class A common stock on a one for one basis. As of December 31, 2021, no shares of redeemable convertible preferred stock were outstanding.
Note 17 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands USD, except share and loss per share data)	2021	2020
Net loss attributable to common stockholders - basic and diluted	$(20,070)	$(26,177)

Weighted average number of common stock - basic and diluted	37,331,820	34,557,480

Net loss per common stock - basic and diluted	$(0.54)	$(0.76)
As of December 31, 2021 and December 31, 2020, the Company’s potentially dilutive securities were private and public warrants, and granted but unvested stock awards which have been excluded from diluted loss per share because the conditions for issuance of common shares had not been met at the balance sheet date. The potential shares of common stock that were antidilutive are as follows:

	December 31,
	2021	2020
Public and private warrants	10,861,250	—
Class A common stock held by administrative agent with restricted resale rights	4,439,333	—
Unvested stock based compensation awards for Class A common stock with service and performance vesting conditions	—	1,500
Note 18 – Equity-based Arrangements
The Company has granted various equity-based awards to its employees and board members as described below. The Company issues, authorized but unissued shares, for the settlement of equity-based awards.

2021 Equity Incentive Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on August 18, 2021, which became effective immediately upon the Closing. The 2021 Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company initially reserved 5,283,216 shares of Class A common stock for the issuance of awards under the 2021 Equity Plan. The number of shares of Class A common stock available for issuance under the 2021 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; provided that the Board may act prior to January 1 of a given year to provide that the increase of such year will be a lesser amount of shares of Class A common stock. No awards have been issued under the 2021 Plan during the year ended December 31, 2021.

Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of Class A common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of Class A Common Stock will be 85% of the lesser of the fair market value of Class A Common Stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the year ended December 31, 2021.

2020 Equity Plan
On August 4, 2020, the Company adopted the 2020 Equity Plan with the intent to encourage and retain certain of the Company’s senior employees, as well as board members. Pursuant to the 2020 Equity Plan, senior employees may receive up to 7,465 of Class A restricted stock units (RSUs) subject to time-based vesting and the occurrence of a liquidity event while board members may receive up to 300 Class A RSUs subject to time-based vesting. The awards were granted on August 4, 2020 and generally vest ratably over a three-year service period on each successive August 4th. The grant date fair value for the RSUs under the 2020 Equity Plan was approximately $5.8 million.
On May 9, 2021, the Company announced the acceleration of 1,372 performance-based RSUs that the Board previously granted which covered shares of the Company’s Class A common stock pursuant to the Company’s 2020 Equity Plan. The liquidity requirement of the accelerated of RSU's was removed per the Board approval on August 19, 2021. The acceleration of RSUs became effective immediately prior to the Business Combination. During the year ended December 31, 2021, the Company recognized $1.0 million of equity-based compensation expense related to acceleration of RSUs pursuant to the 2020 Equity Plan.
On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 4,921 RSUs. The RSU cancellation agreements were effective immediately prior to the Business Combination. Additionally, the remaining 1,472 RSUs were forfeited.
Additionally, during the year ended December 31, 2021, the Company granted additional fully vested stock awards covering shares of Class A common stock pursuant to the 2020 Equity Incentive Plan. The compensation expense related to this award recognized during the year ended December 31, 2021 was $5.5 million.
Expense during the year ended December 31, 2020 related to board members’ RSUs pursuant to the 2020 Equity Incentive Plan was $0.2 million.
AgileThought, LLC PIP
In connection with the AgileThought, LLC acquisition in July 2019, the Company offered a performance incentive plan (“AT PIP”) to key AgileThought, LLC employees. Pursuant to the AT PIP, participants may receive up to an aggregate of 3,150 Class A shares based on the achievement of certain EBITDA -based performance metrics during each of the fiscal years as follows: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metrics were not met in 2021 or 2020 and the related awards were cancelled. The remaining awards were cancelled in 2021.
Participants do not begin to vest in the performance share units (“PSUs”) granted under the AT PIP until January 1, 2020. In order to qualify for payment, the Participant: (a) has to be actively employed by the Company or one of its affiliates, and (b) has to not have breached any of his or her noncompetition covenants in the definitive documents. During the year ended December 31, 2021, the Company did not recognize any equity-based compensation expense related to this plan as performance metrics for 2022 were not probable of being achieved. The grant date fair value for the PSUs under the AT PIP was approximately $1.2 million.

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
The grant date fair value for the PSUs was approximately $2.9 million. The Company estimated the fair value of the awards that are subject to service‐based vesting requirements and performance vesting requirements, based upon our common shares' fair value, as of the grant dates.
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
The following table summarizes all of our equity-based awards activity for the plans described above:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding as of December 31, 2020	20,127	$577.18
Awards granted	—	$—
Awards forfeited / cancelled	(18,755)	$558.20
Awards vested	(1,372)	$745.92
Awards outstanding as of December 31, 2021	—	$—

Awards vested as of December 31, 2021	1,372	$745.92
Awards expected to vest as of December 31, 2021	—	$—
As of December 31, 2021, the Company had no unrecognized stock-based compensation expense.
Note 19 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. As of December 31, 2021 and 2020, the Company had labor lawsuits in process, whose resolution is pending. As of December 31, 2021 and 2020, the Company has recorded liabilities for labor lawsuits and/or litigation of less than $1.4 million and $0.8 million for 2021 and 2020, respectively.

As part of the amendment entered into on November 15, 2021, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s Class A Common Stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full.

Note 20 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

	Year ended December 31,
(in thousands USD)	2021	2020
Supplemental disclosure of non-cash investing activities & cash flow information
Assumption of merger warrants liability	$15,123	$—
Contingent consideration forgiven upon disposition of business	—	1,413
Right-of-use assets obtained in exchange for operating lease liabilities	1,573	572
Forgiveness of loans	1,306	142
Cash paid during the year for interest	7,864	10,289
Cash paid during the year for income tax	2,025	2,532
Fees due to creditor	6,900	—
Convertible notes exchanged for Class A common stock	4,700	—

Note 21 – Subsequent Events
On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million. On January 31, 2022 the Company received an extension on the maturity date of the remaining balance to May 2, 2025. Payments will be made quarterly, of which $0.1 million is due within the next year.

On January 25, 2022, the Company exercised its option to extend the maturity date of the Subordinated Debt an additional six months to July 26, 2022. The Company recognized an additional $0.5 million in debt issuance costs related to the loan extension.

On January 27, 2022, the Company filed a S-8 registering 13,900,557 shares, of which 12,843,914 and 1,056,643 are available for issuance under the 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, respectively. The Company also granted 2,328,000 shares of which, 87,999 shares vested immediately. The total fair value of the vested shares, net of tax withholding was $0.3 million.

On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agrees to pay the First Lien Facility’s administrative agent a fee equal to $500,000. The fee shall be fully earned as of March 30, 2022 and shall be due and payable upon the end of the term loan. However, the fee shall be waived in its entirety if final payment in full occurs prior to or on May 30, 2022.

Management has evaluated all subsequent events until March 31, 2021, when the consolidated financial statements were issued. Accordingly, where applicable, the notes to these consolidated financial statements have been updated and adjustments to the Company's consolidated financial statements have been reflected.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Previously Reported Material Weaknesses

As disclosed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses identified relate to the timely reconciliation and analysis of certain key accounts (including income taxes), the segregation of duties and review of journal entries, proper application of revenue recognition related to our Latin America business, and information technology general controls specific to logical access. We have taken steps to enhance our internal control environment during the year ended December 31, 2021, including implementing a system of internal processes and controls and creating an internal audit team that tested the design, implementation, and operating effectiveness of our internal controls over financial reporting through the year. As a result of this and through our testing of these implemented processes and controls, as of December 31, 2021, we have concluded that our previously identified material weaknesses related to timely reconciliation and analysis of certain key accounts (including income taxes), the segregation of duties and review of journal entries, and information technology general controls specific to logical access are considered remediated.

We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation Plans

We intend to continue to take steps to remediate the remaining material weakness related to the proper application of revenue recognition related to our Latin America business and further improve our accounting processes. We will not be able to remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Management will undertake the following remedial actions during 2022:

-continue our evaluation of our internal control over financial reporting with respect to design, implementation, and operating effectiveness;

- formalize procedures around revenue recognition, including training relevant personnel on the proper application of relevant accounting standards.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures and considering the material weakness that still remains related to the proper application of revenue recognition related to our Latin America business, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

As a publicly traded company, we are required to comply with the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. However, as we completed the Business Combination on August 23, 2021, it was not possible for us to fully conduct an assessment of the accounting acquirer's internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management's assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K. As such, in accordance with the guidance provided in Section 215.02 of the SEC's Compliance and Disclosure Interpretations, we have not included management's report on internal controls over financial reporting in this report. We will be required to provide such a report in our annual report for the year ending December 31, 2022.

Changes in Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the improvements discussed above.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement related to its 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2021 (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from the Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans[2]
Equity compensation plans approved by security holders[1]	—	—	6,339,859

1 - Consists of the 2021 Equity Incentive Plan and and the 2021 Employee Stock Purchase Plan (“ESPP”).

2 - The number of shares authorized under our 2021 Equity Incentive Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount in an amount equal to five percent (5%) of the total number of shares of the Company’s Capital Stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, in an amount equal to the lesser of (x) one percent (1%) of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year, and (y) 2,113,286 shares of Common Stock (equal to two hundred percent (200%) of the Initial Share Reserve). Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
1.Financial Statements: See Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

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

4.4*	Form of First Lien Warrants
4.5*	Description of Securities
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

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of LIVK’s Form 8-K/A (File No. 001-39157), filed with the SEC on May 11, 2021).]
10.14	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 of LIVK’s Form 8-K/A (File No. 001-39157), filed with the SEC on May 11, 2021).
10.15
Sponsor Letter Agreement, dated May 9, 2020, by and among LIVK, Sponsor, AT and the other parties thereto (incorporated by reference to Exhibit 10.3 of LIVK’s Form 8-K/A (File No. 001-39157), filed with the SEC on May 11, 2021).

10.16
Letter Agreement, dated December 10, 2019, among LIVK and its officers and directors and LIV Capital Acquisition Sponsor, L.P. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

10.17+
Amended and Restated Credit Agreement, dated July 18, 2019, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.1+
Waiver and First Amendment to Amended and Restated Credit Agreement, dated January 30, 2020, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8. 1 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.2+
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated May 14, 2020, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8. 2 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.3+
Waiver and Third Amendment to Amended and Restated Credit Agreement, dated February 2, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8.3 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.4+
Fourth Amendment to Amended and Restated Credit Agreement, dated April 30, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8.4 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.5+
Fifth Amendment to Amended and Restated Credit Agreement, dated June 24, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.8.5 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.6+
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

10.17.7+
Seventh Amendment to Amended and Restated Credit Agreement, dated September 30, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2021).

10.17.8+
Eighth Amendment to Amended and Restated Credit Agreement, dated October 14, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

10.17.9+
Ninth Amendment to Amended and Restated Credit Agreement, dated October 29, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2021).

10.17.10+
Tenth Amendment to Amended and Restated Credit Agreement, dated November 15, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.6.10 of the registrant’s Form S-1/A (File No. 333-261425) filed with the SEC on December 9, 2021).

10.17.11+
Eleventh Amendment to Amended and Restated Credit Agreement, dated November 22, 2021, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2021).

10.17+
First Amended and Restated Credit Agreement, dated January 30, 2020, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.1+
Waiver and First Amendment to First Amended and Restated Credit Agreement, dated May 14, 2020, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.1 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.2+
Waiver and Second Amendment to First Amended and Restated Credit Agreement, dated February 2, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.2 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.3+
Third Amendment to First Amended and Restated Credit Agreement, dated April 30, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.3 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.4+
Fourth Amendment to First Amended and Restated Credit Agreement, dated June 24, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.4 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.17.5
Fifth Amendment to First Amended and Restated Credit Agreement, dated July 26, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.5 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.18+
Conversion Agreement, dated May 9, 2021, by and among AT, AN Extend, S.A. de C.V. and each of the lenders party thereto (incorporated by reference to Exhibit 10.10 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.19+
Equity Contribution Agreement, dated February 2, 2021, by and among Banco Invex, S.A., Institución de Banca Múltiple, Invex Grupo Financiero acting solely and exclusively as trustee pursuant to the Contrato de Fideicomiso Irrevocable de Emisión de Certificados Bursátiles Fiduciarios de Desarrollo Número F/2416 identified as “LIV Mexico Growth IV No. F/2416” and LIV Mexico Growth Fund IV, L.P., LIV Capital Acquisition Corp., and AgileThought, Inc. (incorporated by reference to Exhibit 10.11 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.20
Professional Services Agreement between North American Software S.A.P.I. de C.V. and Telte Holdings, S.A. de C.V., dated January 5, 2018 (incorporated by reference to Exhibit 10.12 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.21#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 26, 2021).
10.22#	AgileThought, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 26, 2021).
10.23(a)#	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.13(a) to the Current Report on Form 8-K filed on August 26, 2021).
10.23(b)#	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 10.13(b) to the Current Report on Form 8-K filed on August 26, 2021).
10.24#	AgileThought, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 26, 2021).
10.25#
Consulting Agreement, dated October 1, 2020, by and between AgileThought, Inc. and Invertis LLC (incorporated by reference to Exhibit 10.16 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.26#
Amended and Restated Employment Agreement, dated August 4, 2020, by and between Manuel Senderos Fernández and AgileThought, LLC (incorporated by reference to Exhibit 10.17 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.27#
Second Amended and Restated Employment Agreement, dated July 13, 2021, by and between Manuel Senderos Fernández and AgileThought, LLC (incorporated by reference to Exhibit 10.18 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.28#
Amended and Restated Employment Agreement, dated August 4, 2020, by and between Jorge Pliego and AgileThought, LLC (incorporated by reference to Exhibit 10.19 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.29#
Employment Agreement, dated March 2, 2020, by and between Kevin Johnston and AgileThought, LLC (incorporated by reference to Exhibit 10.20 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.30
Simple Loan Facility, dated July 26, 2021, by and among Exitus Capital S.A.P.I. de C.V., SOFOM E.N.R., AgileThought Digital Solutions S.A.P.I. de C.V. and Diego Zavala (incorporated by reference to Exhibit 10.21 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.31
Amendment to Voting and Support Agreement, dated as of August 20, 2021, among LIV Capital Acquisition Corp., AgileThought, Inc. and Invertis LLC (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on August 26, 2021).

10.32
Amendment to Voting and Support Agreement, dated as of August 20, 2021, among LIV Capital Acquisition Corp., AgileThought, Inc. and Mauricio Garduño González Elizondo (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on August 26, 2021).

10.33*
Amendment to Voting and Support Agreement, effective as of November 15, 2021, among AgileThought, Inc., Invertis LLC and Mauricio Garduño González Elizondo (incorporated by reference to Exhibit 10.23 of the registrant’s Form S-1/A (File No. 333-261425) filed with the SEC on December 9, 2021).

10.34*
Amendment to Voting and Support Agreement, effective as of November 15, 2021, between AgileThought, Inc. and Mauricio Garduño González Elizondo (incorporated by reference to Exhibit 10.24 of the registrant’s Form S-1/A (File No. 333-261425) filed with the SEC on December 9, 2021).

10.35+
Credit Agreement, dated November 22, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2021).

10.36
Subordination and Intercreditor Agreement, dated November 22, 2021, by and between Monroe Capital Management Advisors, LLC, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2021).

10.37
Equity Issuance Agreement, dated December 28, 2021, between the Company and Monroe Capital Management Advisors, LLC, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.38
Registration Rights Agreement, dated December 28, 2021, between the Company and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.39
Registration Rights Agreement, dated December 30, 2021, between the Company and the Second Lien Lenders (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.40*
Twelfth Amendment to Amended and Restated Credit Agreement, dated March 30, 2022, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC

10.41*
Second Amendment to the Credit Agreement, dated March 30, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC

16.1	Letter from Marcum LLP to the SEC, dated August 26, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on August 26, 2021).
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Interim Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Interim Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed Herewith
**	Furnished Herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2022	AGILETHOUGHT, INC.

	By:	/s/ Ana Cecilia Hernández
Ana Cecilia Hernández
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Senderos Fernández	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2022
Manuel Senderos Fernández

/s/ Ana Cecilia Hernández	Interim Chief Financial Officer (Principal Financial Officer)	March 31, 2022
Ana Cecilia Hernández

/s/ David Molero Santos	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2022
David Molero Santos

/s/ Mauricio Garduño González Elizondo	Director	March 31, 2022
Mauricio Garduño González Elizondo

/s/ Diego Zavala	Director	March 31, 2022
Diego Zavala

/s/ Alexander R. Rossi	Director	March 31, 2022
Alexander R. Rossi

/s/ Alejandro Rojas Domene	Director	March 31, 2022
Alejandro Rojas Domene

/s/ Mauricio Jorge Rioseco Orihuela	Director	March 31, 2022
Mauricio Jorge Rioseco Orihuela

/s/ Arturo José Saval Pérez	Director	March 31, 2022
Arturo José Saval Pérez

/s/ Roberto Langenauer Neuman	Director	March 31, 2022
Roberto Langenauer Neuman

/s/ Andrés Borrego y Marrón	Director	March 31, 2022
Andrés Borrego y Marrón

/s/ Gerardo Benítez Peláez	Director	March 31, 2022
Gerardo Benítez Peláez

/s/ Marina Diaz Ibarra	Director	March 31, 2022
Marina Diaz Ibarra