Form 10-Q
period 2022-03-31
AgileThought, Inc.
filed 2022-05-13
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39157
AgileThought, Inc.
(Exact name of registrant as specified in its charter)

Delaware	222 W. Las Colinas Blvd. Suite 1650E, Irving, Texas 75039	87-2302509
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) / (Zip Code)	(I.R.S. Employer Identification No.)
(971) - 501-1140
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	AGIL	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AGILW	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 50,473,423 shares of common stock as of May 9, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AgileThought, Inc. Unaudited Condensed Consolidated Balance Sheets

(in thousands USD, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$2,713	$8,640
Accounts receivable, net	37,677	31,387
Prepaid expenses and other current assets	7,998	7,490
Current VAT receivables	9,165	9,713
Total current assets	57,553	57,230
Property and equipment, net	2,848	3,107
Goodwill and indefinite-lived intangible assets	87,262	86,694
Finite-lived intangible assets, net	65,352	66,233
Operating lease right of use assets, net	5,640	6,434
Other noncurrent assets	1,848	1,612
Total noncurrent assets	162,950	164,080
Total assets	$220,503	$221,310
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,057	$20,970
Accrued liabilities	11,842	9,778
Income taxes payable	16	97
Other taxes payable	8,738	9,733
Current portion of operating lease liabilities	2,527	2,834
Deferred revenue	2,426	1,789
Obligation for contingent purchase price	9,026	8,791
Current portion of long-term debt	10,888	14,838
Total current liabilities	68,520	68,830
Long-term debt, net of current portion	46,767	42,274
Deferred tax liabilities, net	2,719	2,762
Operating lease liabilities, net of current portion	3,269	3,759
Warrant liability	2,615	2,137
Other noncurrent liabilities	7,400	6,900
Total liabilities	131,290	126,662
Stockholders' Equity
Class A common stock $0.0001 par value, 210,000,000 shares authorized, 50,473,423 and 50,402,763 shares issued as of March 31, 2022 and December 31, 2021, respectively	5	5
Treasury stock, 198,740 and 181,381 shares at cost as of March 31, 2022 and December 31, 2021, respectively	(391)	(294)
Additional paid-in capital	199,264	198,649
Accumulated deficit	(92,598)	(86,251)
Accumulated other comprehensive loss	(17,014)	(17,362)
Total stockholders' equity attributable to the Company	89,266	94,747
Noncontrolling interests	(53)	(99)
Total stockholders' equity	89,213	94,648
Total liabilities and stockholders' equity	$220,503	$221,310
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands USD, except share data)	2022	2021
Net revenues	$44,224	$37,213
Cost of revenue	30,400	26,231
Gross profit	13,824	10,982

Operating expenses:
Selling, general and administrative expenses	12,619	8,768
Depreciation and amortization	1,754	1,774
Change in fair value of embedded derivative liabilities	—	(1,410)
Change in fair value of warrant liability	478	—
Loss on debt extinguishment	7,136	—
Equity-based compensation expense	518	12
Restructuring expenses	753	10
Other operating expenses, net	621	635
Total operating expense	23,879	9,789
(Loss) income from operations	(10,055)	1,193

Interest expense	(3,313)	(4,328)
Other income (expense)	7,321	(1,308)
Loss before income taxes	(6,047)	(4,443)

Income tax expense (benefit)	251	(608)
Net loss	(6,298)	(3,835)

Net income attributable to noncontrolling interests	49	30
Net loss attributable to the Company	$(6,347)	$(3,865)

Loss per share (Note 16):
Basic and Diluted Class A common stock	$(0.14)	$(0.11)

Weighted average number of shares:
Basic and Diluted Class A common stock	46,022,767	34,557,480
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
(in thousands USD)	2022	2021
Net loss	$(6,298)	$(3,835)
Actuarial loss	4	—
Foreign currency translation adjustments	341	(218)
Comprehensive loss	(5,953)	(4,053)
Less: Comprehensive income attributable to noncontrolling interests	46	35
Comprehensive loss attributable to the Company	$(5,999)	$(4,088)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2022 and 2021

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2021	50,402,763	$5	181,381	$(294)	$198,649	$(86,251)	$(17,362)	$(99)	$94,648
Net loss (income)	—	—	—	—	—	(6,347)	—	49	(6,298)
Equity-based compensation	74,537	—	—	—	518	—	—	—	518
Employee withholding taxes paid related to net share settlements	(3,897)	—	17,359	(97)	97	—	—	—	—
Redemption of public warrants	20	—	—	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	—	344	(3)	341
March 31, 2022	50,473,423	$5	198,740	$(391)	$199,264	$(92,598)	$(17,014)	$(53)	$89,213

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2020	34,557,480	$3	151,950	$—	$101,494	$(66,181)	$(16,981)	$(137)	$18,198
Net (loss) income	—	—	—	—	—	(3,865)	—	30	(3,835)
Equity-based compensation	—	—	—	—	12	—	—	—	12
Foreign currency translation adjustments	—	—	—	—	—	—	(223)	5	(218)
March 31, 2021	34,557,480	$3	151,950	$—	$101,506	$(70,046)	$(17,204)	$(102)	$14,157
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands USD)	2022	2021
Operating Activities
Net loss	$(6,298)	$(3,835)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of interest from convertible notes	—	1,040
Gain on forgiveness of debt	(7,280)	(63)
Loss on debt extinguishment	7,136	—
Provision for bad debt expense	3	(10)
Equity-based compensation	518	12
Right-of-use asset amortization	860	780
Foreign currency remeasurement	(252)	1,715
Deferred income tax provision	(63)	(37)
Obligations for contingent purchase price	235	130
Embedded derivative liabilities	—	(1,410)
Warrant liability	478	—
Amortization of debt issue costs	421	269
Depreciation and amortization	1,754	1,774
Changes in assets and liabilities:
Accounts receivable	(6,377)	(6,108)
Prepaid expenses and other current assets	(725)	(2,044)
Accounts payable	2,231	7,460
Accrued liabilities	2,187	(2,740)
Deferred revenue	876	900
Current VAT receivables and other taxes payable	129	(1,419)
Income taxes payable	(81)	(40)
Operating lease liabilities	(863)	(774)
Net cash used in operating activities	(5,111)	(4,400)
Investing activities
Purchase of property, plant and equipment	(83)	(229)
Net cash used in investing activities	(83)	(229)
Financing activities
Repayments of borrowings	(669)	(22,004)
Proceeds from issuance of preferred shares	—	20,000
Net cash used in financing activities	(669)	(2,004)
Effect of exchange rates on cash	(64)	(110)
Net decrease in cash and cash equivalents	(5,927)	(6,743)
Cash, cash equivalents and restricted cash at beginning of the period	8,640	9,432
Cash, cash equivalents and restricted cash at end of the period (1)	$2,713	$2,689
__________
(1) Amount of restricted cash at end of period	$212	$169
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
Basis of Consolidation and Presentation
The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). For interim financial reporting not all disclosures normally required in annual Consolidated Financial Statements prepared in accordance with U.S. GAAP are required.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of normal and recurring nature, have been made for the interim periods reported. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2021 that are included in our annual report on Form 10-K filed with the SEC on March 31, 2022 ("Annual Report"). All intercompany transactions and balances have been eliminated in consolidation. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest.
The Company evaluated subsequent events, if any, that would require an adjustment to the Company's Unaudited Condensed Consolidated Financial Statements or require disclosure in the notes to the Unaudited Condensed Consolidated Financial Statements through the date of issuance of the condensed consolidated financial statements. Where applicable, the notes to these Unaudited Condensed Consolidated Financial Statements have been updated to discuss all significant subsequent events which have occurred.

Note 2 – Summary of Significant Accounting Policies
Refer to Note 2, Summary of Significant Accounting Policies, within our annual Consolidated Financial Statements included in our Annual Report for the full listing of significant accounting policies.
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
Indefinite-lived intangible assets are not amortized but are instead assessed for impairment annually on October 1st and as needed whenever events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment loss is recognized if the asset’s carrying value exceeds its fair value. The Company uses the relief from royalty method to determine the fair value of its indefinite-lived intangible assets. Refer to Note 7, Goodwill and Intangible Assets, Net, for additional information.
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
Embedded derivatives are bifurcated from the underlying host instrument and accounted for as separate financial instruments. Embedded derivatives are recognized at fair value, with changes in fair value during the period are recognized in "Change in fair value of embedded derivative liabilities" in the Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022 and in connection with the consummation of the Business Combination that occurred on August 23, 2021, the preferred stock was converted into common stock of the Company and the Embedded derivative ceased to exist. Refer to Note 4, Fair Value Measurements, for additional information.
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
The following standards were recently adopted by the Company:
•In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform, that refined the scope of ASU No. 2020-04 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. This ASU was adopted by the Company during the second quarter of 2022, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
•In May 2021, the FASB issued ASU 2021-04, Earnings Per Share, Debt-Modifications and Extinguishments, Compensation-Stock Compensation, and Derivatives and Hedging-Contracts in Entity’s Own Equity. This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021 on a prospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The ASU was adopted by the Company on January 1, 2022, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
•In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers. This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The ASU was adopted by the Company on January 1, 2022, resulting in no material impact to the Unaudited Condensed Consolidated Financial Statements.
Note 3 – Business Combination
As discussed in Note 1, Organization and Basis of Consolidation and Presentation, the Company consummated the Business Combination on August 23, 2021, pursuant to the Merger Agreement dated May 9, 2021. In connection with the Business Combination, the following occurred:
• On August 20, 2021, LIVK changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware. As a result, each of LIVK’s issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted by operation of law, on a one-for-one basis, into shares of Class A common stock. Similarly, all of LIVK’s outstanding warrants became warrants to acquire shares of Class A common Stock.
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
The following table reconciles the elements of the Business Combination to the additional paid-in capital in the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021:

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
Note 4 – Fair Value Measurements
The carrying amount of assets and liabilities including cash, cash equivalents, and restricted cash, accounts receivable and accounts payable approximated their fair value as of March 31, 2022, and December 31, 2021, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. As such, these estimates are classified as Level 3 in the fair value hierarchy.

The following table summarizes our instruments where fair value differs from carrying value:

	Fair Value Hierarchy Level	March 31, 2022		December 31, 2021
(in thousands USD)		Carry Amount	Fair Value	Carry Amount	Fair Value
Bank credit agreement	Level 3	$31,270	$31,947	$31,882	$31,897
New Second Lien Facility	Level 3	17,069	17,068	16,120	16,214
The above table excludes our revolving credit facility, subordinated promissory note payable and subordinated zero-coupon loan as these balances approximate fair value due to the short-term nature of our borrowings. The above table also excludes our Paycheck Protection Program loans (“PPP loans”) as the carrying value of the Company’s PPP loans approximates fair value based on the current yield for debt instruments with similar terms. Refer to Note 8, Long-term Debt, for additional information.
Contingent Purchase Price
The Company carries its obligations for contingent purchase price at fair value. The Company recorded the acquisition-date fair value of these contingent liabilities based on the likelihood of contingent earn-out payments and stock issuances subject to the underlying agreement terms. This estimate is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value of the Company’s obligation for contingent purchase price was the discount rate, growth assumptions, and earnings thresholds. After December 31, 2021, the Company subsequently adjusted its contingent purchase price obligation based on payments, accrued interest and exchange rate fluctuations. The following table provides a roll-forward of the obligations for contingent purchase price:

(in thousands USD)	Contingent Purchase Price
Opening balance, December 31, 2021	$8,791
Cash payments	—
Accrued interest on the contingent consideration	180
Effect of exchange rate fluctuations	55
Ending balance, March 31, 2022	9,026
Less: Current portion	9,026
Obligation for contingent purchase price, net of current portion	$—

Warrant Liability
As of March 31, 2022, the Company has private placement warrants, which are liability classified, as discussed in Note 14, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which require a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of private warrant liability at March 31, 2022:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1, 2022	$2,137
Change in valuation inputs and other assumptions	478
Ending balance, March 31, 2022	$2,615

Note 5 – Balance Sheet Details
The following table provides detail of selected balance sheet items:

(in thousands USD)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$2,501	$8,463
Restricted cash	212	177
Total cash, cash equivalents and restricted cash	$2,713	$8,640

(in thousands USD)	March 31, 2022	December 31, 2021
Accounts receivables	$19,834	$19,173
Unbilled accounts receivables	17,295	11,716
Other receivables	741	686
Allowance for doubtful accounts	(193)	(188)
Total accounts receivable, net	$37,677	$31,387

(in thousands USD)	March 31, 2022	December 31, 2021
Income tax receivables	$2,554	$2,369
Prepaid expenses and other current assets	5,444	5,121
Total prepaid expenses and other current assets	$7,998	$7,490

(in thousands USD)	March 31, 2022	December 31, 2021
Accrued wages, vacation & other employee related items	$3,980	$2,387
Accrued interest	312	381
Accrued incentive compensation	87	654
Receipts not vouchered	6,512	5,872
Accrued liabilities - Related Party	—	17
Other accrued liabilities	951	467
Total accrued liabilities	$11,842	$9,778
The following table is a rollforward of the allowance for doubtful accounts:

	Three Months Ended March 31,
(in thousands USD)	2022	2021
Beginning balance, January 1	$188	$267
Charges to expense	3	10
Foreign currency translation	2	(4)
Ending balance	$193	$273

Note 6 – Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands USD)	March 31, 2022	December 31, 2021
Computer equipment	$4,191	$4,210
Leasehold improvements	2,247	2,179
Furniture and equipment	1,365	1,691
Computer software	2,432	2,240
Transportation equipment	27	55
	10,262	10,375
Less: accumulated depreciation	(7,414)	(7,268)
Property and equipment, net	$2,848	$3,107
Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company did not recognize any impairment expense related to property and equipment for the three months ended March 31, 2022 or 2021.
Note 7 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill and indefinite-lived intangible assets for impairment, or more frequently in certain circumstances where impairment indicators arise.
The following table presents changes in the goodwill balances as of March 31, 2022:

(in thousands USD)	LATAM	USA	Total
December 31, 2021	$39,651	$30,694	$70,345
Foreign currency translation	497	—	497
March 31, 2022	$40,148	$30,694	$70,842
Summary of our finite-lived intangible assets is as follows:

	As of March 31, 2022
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(163)	$(25,329)	64,423	11.5
Tradename	1,234	(2)	(303)	929	3.6
Total	$91,149	$(165)	$(25,632)	$65,352	11.4

	As of December 31, 2021
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(973)	(23,669)	$65,273	11.8
Tradename	1,234	(31)	(243)	960	3.9
Total	$91,149	$(1,004)	$(23,912)	$66,233	11.7
In 2021, the Company changed the estimated life of a certain tradenames from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years (See Note 2, Summary of Significant Accounting Policies).

No impairment charges were recognized related to finite-lived intangible assets during the three months ended March 31, 2022 and 2021.
The Company’s indefinite-lived intangible assets relate to trade names acquired in connection with business combinations. The trade names balance was $16.4 million and $16.3 million as of March 31, 2021 and December 31, 2021, respectively. No impairment charges were recognized related to infinite-lived intangible assets during the three months ended March 31, 2022 and 2021.
Note 8 – Long-term Debt
Long-term debt as of March 31, 2022 and December 31, 2021 consists of the following:

(in thousands USD)	March 31, 2022	December 31, 2021
Borrowings under bank revolving credit agreement, principal due Nov. 10, 2023	$5,000	$5,000
Borrowings under bank credit agreement, principal due Nov. 10, 2023	31,270	31,882
Unamortized debt issuance costs and debt premium(a)	677	(6,915)
Borrowing under bank credit agreements, net of unamortized debt issuance costs	36,947	29,967

Paycheck Protection Program loans, 1% interest, due May 2, 2025	336	7,673

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due May 12, 2022	673	673

Subordinated debt, guaranteed by a related party, principal due July 26, 2022	3,700	3,700
Unamortized debt issuance costs(a)	(304)	(76)
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	3,396	3,624

Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due March 15, 2023	6,565	6,372
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due March 15, 2023	10,504	9,748
Unamortized debt issuance costs(a)	(766)	(945)
New Second Lien Facility, net of unamortized debt issuance costs	16,303	15,175

Total debt	57,655	57,112
Less: current portion of debt	10,888	14,838
Long-term debt, net of unamortized debt issuance costs and current portion	$46,767	$42,274
_________________
(a)Debt issuance costs are presented as a reduction of the Company’s debt in the Unaudited Condensed Consolidated Balance Sheets. $0.4 million and $0.3 million of debt issuance cost amortization was charged to interest expense for the three months ended March 31, 2022 and 2021. Debt premium of $0.7 million was recognized upon extinguishment of debt and is presented as an addition to the Company's debt in the Unaudited Condensed Consolidated Balance Sheet.
Credit Agreements
In 2018, the Company entered into a revolving credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $1.5 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing limit to $5.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. At March 31, 2022, the interest rate was 10.0%. The Company must pay an annual commitment fee of 0.5% on the unused portion of the commitment. At March 31, 2022 and December 31, 2021, the Company had no availability under this facility.
In 2018, the Company entered into a term loan credit agreement with Monroe Capital Management Advisors LLC (“First Lien Facility”) that permits the Company to borrow up to $75.0 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing amount to $98.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. At March 31, 2022, the interest rate was 10.0%. Principal payments of $0.6 million are due quarterly until maturity, at which time the remaining outstanding balance is due. Based on amendment dated February 2, 2021, the Company shall pay, in place of the first two regular quarterly principal installments of 2021, from February 2021 through and including July 2021, monthly principal installments of $1.0 million on the last business day of each of these six calendar months.
On March 22, 2021, the Company used $20.0 million from proceeds of issuance of preferred stock to partially pay the First Lien Facility. Refer to Note 15, Stockholders’ Equity, for additional information on issuance of preferred stock.
On June 24, 2021, an amendment was signed to modify the debt covenants for the periods June 30, 2021 and thereafter. In addition to the covenant modifications, the amendment also established the deferral of the monthly $1.0 million principal payments previously due in April and May, along with the $1.0 million payments due in June and July to September 30, 2021. As a result, the regular quarterly principal installments resumed, and the First Lien lenders charged a $4.0 million fee paid upon the end of the term loan in exchange for the amended terms. The amendment resulted in a debt modification, thus the fees payable to the First Lien lenders were capitalized and were being amortized over the remaining life of the First Lien Facility.
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
On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment that was originally due September 30, 2021. The Company made this payment with proceeds from the New Second Lien Facility (defined below). Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. Subject to regulatory restrictions, the Company may issue additional First Lien Shares from time to time to reduce the amount of debt for purposes of the Total Leverage Ratio to the extent necessary to comply with such financial ratio. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7.0 million worth of the Company’s Class A Common Stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full. In addition, the Company may be required to pay the First Lien lenders cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms.
On November 22, 2021, the Company entered into an amendment that requires sixty percent (60%) of proceeds from equity issuances be used to repay the outstanding balance on the First Lien Facility. On December 27, 2021, the Company closed a follow on stock offering resulting in $21.8 million of net proceeds, of which $13.7 million was used as payment of the outstanding principal and interest balances for the First Lien Facility.
On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agreed to pay the First Lien Facility’s administrative agent a fee equal to $500,000. The fee shall be fully earned as of March 30, 2022 and shall be due and payable upon the end of the term loan. However, the fee shall be waived in its entirety if final payment in full occurs prior to or on May 30, 2022. This modification triggered by this new amendment was determined to be substantially different to the old instrument, therefore the modification was accounted for as an extinguishment and the debt instrument was adjusted to fair value as of the March 31, 2022. The Company recognized a loss on debt extinguishment of $7.1 million in the Unaudited Condensed Consolidated Statement of Operations. At March 31, 2022, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $7.4 million. These fees are recognized in Other noncurrent liabilities in the Unaudited Condensed Consolidated Balance Sheet.
Second Lien Facility
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) that permits the Company to borrow $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest is capitalized every six months and is payable when the note is due. Immediately prior to the Business Combination, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the

Company's Class A ordinary shares, which were converted into the Company's Class A common stock as a result of the Business Combination. Concurrently with the conversion, the Company amortized the remaining $0.1 million of unamortized debt issuance costs and recognized incremental interest expense in the Unaudited Condensed Consolidated Statements of Operations.
New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer. The New Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The New Second Lien Facility has an original maturity date of March 15, 2023. If the First Lien Facility remains outstanding on December 15, 2022, the maturity date of the New Second Lien Facility will be extended to May 10, 2024. The New Second Lien Facility also includes an option for the Company to extend the maturity date an additional 18 months. The Company recognized $0.9 million in debt issuance costs with the issuance.
Each lender under the New Second Lien Facility has the option to convert all or any portion of its outstanding loans into AgileThought Class A Common Stock on or after December 15, 2022 or earlier, upon our request, at a conversion price equal to the closing price of one share of our Class A Common Stock on the trading day immediately prior to the conversion date. The amounts outstanding under the New Second Lien Facility will only convert into up to 2,098,545 shares of our Class A Common Stock and will only convert at a price per share equal to the then-current market value. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective loan amounts of $4.5 million and $0.2 million, respectively. See Note 15, Stockholders’ Equity, for additional information.
Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received PPP loans through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. The monthly repayment terms were established in the notification letters with the amount of loan forgiveness. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments will be made quarterly until May 2, 2025. All loan forgiveness was recognized in Other income (expense), net of the Unaudited Condensed Consolidated Statements of Operations.
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
Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). No periodic interest payments are made and the loan was due on January 26, 2022, with an option to extend up to two additional six month terms. Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. Payment of any and all of the Subordinated Debt shall be subordinate of all existing senior debt. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. On January 25, 2022, the Company exercised the option to extend the loan an additional six months to July 26, 2022. The Company recognized an additional $0.5 million in debt issuance costs related to the loan extension.

Financial Covenants
The First Lien Facility and New Second Lien Facility establish the following financial covenants for the consolidated group:
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

The Company received a waiver for the Fixed Charge Coverage Ratio and was compliant with all other debt covenants as of March 31, 2022.
The capital expenditure annual limits in place as of March 31, 2022 are:

Computation Period Ending	Capital Expenditure Annual Limit
March 31, 2022 Computation Periods ending June 30 and September 30, 2022	$2.10	million
December 31, 2022 and each Computation Period ending thereafter	$2.20	million
The covenants requirements in place for the First Lien Facility as of March 31, 2022 are:

Computation Period Ending	Fixed Charge Coverage Ratio to exceed	Total Leverage Ratio not to exceed
March 31, 2022	Not Tested	7.15:1.00
June 30, 2022 and September 30, 2022	0.20:1.00	4.00:1.00
December 31, 2022 and each Computation Period ending thereafter	1.00:1.00	4.00:1.00
The covenants requirements in place for the New Second Lien Facility as of March 31, 2022 are:

Computation Period Ending	Fixed Charge Coverage Ratio to exceed	Total Leverage Ratio not to exceed
March 31, 2022	Not Tested	19.15:1.00
June 30, 2022 and September 30, 2022	0.20:1.00	10.00:1.00
December 31, 2022 and each Computation Period ending thereafter	1.00:1.00	10.00:1.00

Note 9 – Other Income (Expense)
Items included in other income (expense) in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(in thousands USD)	2022	2021
Foreign exchange gain (loss)	$252	$(1,336)
Forgiveness of PPP loans	7,280	63
Other interest (expense) income	(5)	23
Other non-operating expense	(206)	(58)
Total other income (expense)	$7,321	$(1,308)
Note 10 – Income Taxes
Income tax expense (benefit) and effective income tax rate were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands USD)	2022	2021
Income tax expense (benefit)	$251	$(608)
Effective tax rates	(4.2%)	13.7%
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended March 31, 2022, the Company reported a tax expense of $0.3 million on a pretax loss of $6.0 million which resulted in an effective tax rate of (4.2)%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
For the three months ended March 31, 2021, the Company reported a tax benefit of $0.6 million on a pretax loss of $4.4 million, which resulted in an effective tax rate of 13.7%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% primarily due to discrete tax items recorded in the first quarter primarily related to provision to return adjustments and losses incurred in jurisdictions for which no tax benefit is recognized.
Note 11 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

(in thousands USD)	Timing of Revenue Recognition	Three Months Ended March 31,
Revenues by Contract Type		2022	2021
Time and materials	over time	$33,251	$30,541
Fixed price	over time	10,973	6,672
Total		$44,224	$37,213
Liabilities by contract related to contracts with customers
As of March 31, 2022 and December 31, 2021, deferred revenues were $2.4 million and $1.8 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $1.4 million and $0.7 million, respectively, that was deferred in the previous period.
Major Customers
The Company derived 13% of its revenues for the three months ended March 31, 2022 from one significant customer, as well as 13%, 11% and 11% of our revenues for the three months March 31, 2021 from three significant customers. Sales to these customers occur at multiple locations and the Company believes that the loss of these customers would have only a short-

term impact on our operating results. There is risk, however, that the Company would not be able to identify and access a replacement market at comparable margins.
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
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Three Months Ended March 31,
(in thousands USD)	2022	2021
United States	$28,998	$24,520
Latin America	15,226	12,693
Total	$44,224	$37,213
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and operating lease right of use assets, net:

(in thousands USD)	March 31, 2022	December 31, 2021
United States	$5,119	$5,837
Latin America	3,369	3,704
Total long-lived assets	$8,488	$9,541
Note 13 – Restructuring
Restructuring expenses consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts.
In November 2021, we communicated efforts to streamline our operating model further by reducing layers of management and reducing our cost structure. These restructuring efforts included consolidating the Chief Revenue Officer’s responsibilities with the Global Chief Operating Officer position, consolidating span of control of sales managers from eight to four, and a reduction of underutilized bench personnel. The Company exited employees in the last half of the three months ended December 31, 2021. During the first quarter of 2022 the Company incurred additional restructuring costs related to additional terminations and consolidation of our marketing department. The remainder of restructuring expenses are expected to be completed within the third quarter of 2022.
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	Organization Restructuring
Balance as of December 31, 2021	$552
Restructuring charges	753
Payments	(814)
Balance as of March 31, 2022	$491
Note 14 - Warrants
The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the Unaudited Condensed Consolidated Balance Sheets.
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's Class A common stock upon exercise of such warrant. The fair value of private placement warrants was remeasured as of March 31, 2022. During the first quarter of 2022, the Company recognized a loss of $0.5 million on private placement warrants to reflect the change in fair value. Refer to Note 4, Fair Value Measurements, for additional information.
As of March 31, 2022, there were 8,049,980 public warrants and 2,811,250 private placement warrants outstanding.
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
Additionally, LIVK consummated a private placement of 2,811,250 warrants (“Private Placement Warrants”). The Private Placement Warrants entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. The Company filed a Form S-1 to register the shares issuable upon exercise of the Public Warrants which was declared effective on September 27, 2021. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
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
Class A Common Stock
As of March 31, 2022, the Company has 210,000,000 shares of Class A common stock authorized, and 50,473,423 shares issued and outstanding. Class A common stock has par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
On December 21, 2021, AgileThought, Inc. entered into an underwriting agreement with A.G.P./Alliance Global Partners as representatives of the underwriters (the “Underwriters”), relating to the sale and issuance of 3,560,710 shares of the Company’s Class A common stock. The offering price to the public of the shares was $7.00 per share, and the Underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $6.51 per share. The Company’s net proceeds from the offering were approximately $21.8 million.
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
On January 27, 2022, the Company issued 2,228,000 Restricted Stock Units ("RSU") to senior employees and directors under the 2021 Equity Incentive Plan, of which 228,000 RSUs are subject to a service vesting condition and 2,000,000 RSUs are subject to time and market vesting requirement. See Note 17, Equity-based Arrangements, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2022, no shares were issued and outstanding.
Prior to the Business Combination, the Company had three classes of equity: Class A ordinary shares, Class B ordinary shares and redeemable convertible preferred stock.
Legacy Class A and Class B Shares
As of December 31, 2020, the capital stock is represented by 431,682 Class A Shares and 37,538 Class B Shares. Holders of Class A Shares were entitled to one vote per share and Holders of Class B Shares are not entitled to vote. The common shares have no preemptive, subscription, redemption or conversion rights. In connection with the Business Combination, the Company converted it's Class A and Class B ordinary shares outstanding into shares of the Company's Class A common stock. As of March 31, 2022, no shares of Class A and Class B ordinary shares were outstanding.
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
In connection with the Business Combination, all redeemable convertible preferred stock was converted into shares of Class A common stock on a one for one basis. As of March 31, 2022, no shares of redeemable convertible preferred stock were outstanding.
Note 16 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share, retroactively restated based on the Business Combination, attributable to common stockholders:

	Three Months Ended March 31,
(in thousands USD, except share and loss per share data)	2022	2021
Net loss attributable to common stockholders - basic and diluted	$(6,347)	$(3,865)

Weighted average number of common stock - basic and diluted	46,022,767	34,557,480

Net loss per common stock - basic and diluted	$(0.14)	$(0.11)
The following table presents securities that are excluded from the computation of diluted net loss per common stock as of the periods presented because including them would have been antidilutive:

	March 31,
	2022	2021
Public and private warrants	10,861,230	—
Class A common stock held by administrative agent with restricted resale rights	4,439,333	—
Unvested 2021 Plan awards for Class A shares with a service condition	130,001	—
Unvested 2021 Plan awards for Class A shares with a service and market condition	2,000,000	—
Unvested stock based compensation awards for Class A common stock with service and performance vesting conditions	—	1,500
Unvested stock based compensation awards for Class A shares upon occurrence of liquidity event	—	10,858
Note 17 – Equity-based Arrangements
The Company has granted various equity-based awards to its employees and board members as described below. The Company issues, authorized but unissued shares, for the settlement of equity-based awards.
2021 Equity Incentive Plan
In connection with the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on August 18, 2021, which became effective immediately upon the Closing. The 2021 Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company initially reserved 5,283,216 shares of Class A common stock for the issuance of awards under the 2021 Equity Plan. The number of shares of Class A common stock available for issuance under the 2021 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; provided that the

Board may act prior to January 1 of a given year to provide that the increase of such year will be a lesser amount of shares of Class A common stock.
On January 27, 2022, the Company issued 2,228,000 Restricted Stock Units ("RSU") to senior employees and directors, of which 228,000 RSUs are subject to a service vesting condition and 2,000,000 RSUs are subject to service and market vesting requirements.
The awards subject to the service vesting requirements will vest over a three year period until 2023. The portion of the awards related to the 2021 service period immediately vested on the grant date. The remaining awards vest and are expensed on a graded basis each year. The grant date fair value for the service vested RSUs under the 2021 Equity Plan was approximately $1.0 million. On January 27, 2022, 87,999 RSUs subject to service vesting conditions vested, of which 13,462 were withheld for taxes. Expense during the three months ended March 31, 2022 related to the service vested RSUs was $0.4 million. The Company also cancelled 10,000 awards during the three months ended March 31, 2022.
The awards subject to both a service and market vesting condition will vest over a period of 6-10 years. The market condition is met if the volume-weighted average stock price reaches the specified stock price during the specified period. The grant date fair value for these RSUs was approximately $4.3 million. The Company recognized $0.1 million of expense during the three months ended March 31, 2022 using straight line amortization.
Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of Class A common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of Class A Common Stock will be 85% of the lesser of the fair market value of Class A Common Stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the three months ended March 31, 2022.
2020 Equity Plan
On August 4, 2020, the Company adopted the 2020 Equity Plan with the intent to encourage and retain certain of the Company’s senior employees, as well as board members. Pursuant to the 2020 Equity Plan, senior employees may receive up to 7,465 of Class A RSUs subject to time-based vesting and the occurrence of a liquidity event while board members may receive up to 300 Class A RSUs subject to time-based vesting. The awards were granted on August 4, 2020 and generally vest ratably over a three-year service period on each successive August 4th. The grant date fair value for the RSUs under the 2020 Equity Plan was approximately $5.8 million.
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
Additionally, concurrently with the Business Combination, the Company granted additional fully vested stock awards covering shares of Class A common stock pursuant to the 2020 Equity Incentive Plan. The compensation expense related to this award recognized during the August 2021 was $5.5 million.
AgileThought, LLC PIP
In connection with the AgileThought, LLC acquisition in July 2019, the Company offered a performance incentive plan (“AT PIP”) to key AgileThought, LLC employees. Pursuant to the AT PIP, participants may receive up to an aggregate of 3,150 Class A shares based on the achievement of certain EBITDA -based performance metrics during each of the fiscal years as follows: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metrics were not met in 2021 or 2020 and the related awards were cancelled. The AT PIP was cancelled in August 2021.
4th Source Performance Incentive Plan
On November 15, 2018, the Company acquired 4th Source and offered shares to key 4th Source employees under a Performance Incentive Plan (“the 4th Source PIP”).
Pursuant to the 4th Source PIP, participants may receive up to an aggregate of 8,394 shares based on the achievement of certain EBITDA-based performance metrics during each of the fiscal years as follows: up to 3,222 shares for 2019, up to 4,528 shares for 2020, and up to 644 shares for 2021. The EBITDA-based performance metric was not met in 2021 and the related PSUs were cancelled. The 4th Source PIP was cancelled in August 2021.
AgileThought Inc. Management Performance Share Plan
In 2019, the Company adopted the Management Performance Share Plan, which provides for the issuance of PSUs. These awards representing an aggregate of 1,232 Class A shares vest upon the occurrence of a liquidity event, attainment of certain performance metrics and service-based vesting criteria. On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 1,232 RSUs pursuant to the 2019 AN Management Compensation Plan. The RSU cancellation agreements were effective immediately prior to the Business Combination.
2017 AN Management Stock Compensation Plan
On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 1,880 RSUs pursuant to the 2017 AN Management Compensation Plan. The RSU cancellation agreements were effective immediately prior to the Business Combination.
The following table summarizes all of our equity-based awards activity for the plans described above:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding as of December 31, 2021	—	$—
Granted	2,228,000	2.56
Forfeited / cancelled	(10,000)	4.29
Vested	(87,999)	4.29

Awards outstanding as of March 31, 2022	2,130,001	$2.41

Vested awards as of March 31, 2022	87,999	$4.29
Unvested awards as of March 31, 2022	2,130,001	$2.41
As of March 31, 2022, the Company had $4.4 million of unrecognized stock-based compensation expense related to the 2021 Plan RSUs. The unrecognized stock-based compensation expense related to the RSUs is expected to be recognized over a weighted-average period of 7.1 years.
Note 18 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. As of March 31, 2022 and December 31, 2021, the Company had labor lawsuits in process, whose resolution is pending. As of March 31, 2022 and December 31, 2021, the Company has recorded liabilities for labor lawsuits and/or litigation of $1.5 million and $1.4 million, respectively.

Note 19 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

(in thousands USD)	Three Months Ended March 31,
Supplemental disclosure of non-cash investing activities & cash flow information	2022	2021
Forgiveness of loans	$7,280	$63
Right-of-use assets obtained in exchange for operating lease liabilities	77	450
Cash paid during the period for interest	932	2,428
Fees due to creditor	500	—

Note 20 – Subsequent Events
Management has evaluated all subsequent events until May 13, 2022, when the unaudited condensed consolidated financial statements were issued. Accordingly, where applicable, the notes to these unaudited condensed consolidated financial statements have been updated and adjustments to the Company's unaudited condensed consolidated financial statements have been reflected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 "Financial Statements and Supplementary Data" on our Annual Report on Form 10-K filed on March 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
For the three months ended March 31, 2022, we had 108 active clients and for the twelve months ended March 31, 2022, we had 180 active clients.
As of March 31, 2022 we had 7 delivery centers across the United States, Mexico, Brazil, Argentina and Costa Rica from which we deliver services to our clients. As of March 31, 2022, we had 2,268 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of March 31,		As of December 31,
Employees by Geography	2022	2021	2021
United States	310	382	355
Latin America	2,320	1,941	2,315
Total	2,630	2,323	2,670
Total headcount increased by 307 people from March 31, 2021 to March 31, 2022. The increase is related mainly to the hiring of 262 billable employees as a result of the increasing demand observed during 2021 and through the first quarter of 2022. Our Latin America based headcount increased by 379 people from March 31, 2021 to March 31, 2022 as a result of the hiring requirements to staff new contracts, whereas our United States based headcount decreased by 72 people during the same period, mainly as a result of the observed attrition in the region.
The following table presents our revenue by geography for the periods presented:

	Three Months Ended March 31,
Revenue by Geography (in thousands)	2022	2021
United States	$28,998	$24,520
Latin America	15,226	12,693
Total	$44,224	$37,213
For the three months ended March 31, 2022, our revenue was $44.2 million as compared to $37.2 million for the three months ended March 31, 2021. We generated 65.6% and 65.9% of our revenue from clients located in the United States and 34.4% and 34.1% of our revenue from clients located in Latin America for the three months ended March 31, 2022 and 2021, respectively.

The following table presents our loss before income taxes for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Loss before income taxes	$(6,047)	$(4,443)
Our loss before income taxes was $6.0 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively, and, for the same periods, our loss as a percentage of revenue was 13.7% and 11.9%, respectively.
Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both of which are U.S. headquartered and operated companies. These acquisitions have strengthen our presence in the U.S. market. For the three months ended March 31, 2022 and 2021, we had 55 and 59 active clients in the United States, respectively, and for the twelve month period ended March 31, 2022 we had 80 active clients in the United States. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of March 31, 2022, we had 310 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.
Penetrate Existing Clients via Cross-Selling
We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $27.2 million, or 61.5%, and $25.5 million, or 68.6%, of our total revenue in the twelve months ended March 31, 2022 and 2021, respectively. The average revenue from our ten largest clients was $2.7 million and $2.6 million for the three months ended March 31, 2022 and 2021. The following table shows the active clients concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Three Months Ended March 31, 2022
Client Concentration	2022	2021
Top client	12.4%	13.3%
Top five clients	42.4%	49.3%
Top ten clients	61.5%	68.6%
Top twenty clients	78.5%	82.4%
The following table shows the number of our active clients by revenue for the periods presented:

	Twelve Months Ended March 31, 2022
Active Clients by Revenue	2022	2021
Over $5 Million	9	6
$2 – $5 Million	9	9
$1 – $2 Million	11	12
Less than $1 Million	151	205
Total	180	232

Greater than $1 million	29	27
The decrease in the total number of active clients from March 31, 2021 to March 31, 2022 is mainly related to the completion of smaller customer projects and maintenance engagements in 2021 that were not subsequently renewed as a result of COVID-19 pandemic effects.
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
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of March 31, 2022, we had 2,630 employees. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 new delivery centers including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2021 to March 31, 2022, our delivery headcount remained flat, mainly driven by the observed voluntary and involuntary attrition specifically during January 2022. As we continue to grow our relationships, we will expand our delivery centers in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues to materialize, and as we continue to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
Key Business Metrics
We regularly monitor several financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key non-GAAP and business metrics may be calculated in a different manner than similarly titled metrics used by other companies. See “Non-GAAP Measures” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

	Three Months Ended March 31,
	2022	2021
Gross Profit Margin	31.3%	29.5%
Adjusted EBITDA (in thousands)	$1,053	$1,927
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	29	27
Revenue concentration with top 10 clients as of end of period	61.5%	68.6%
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
See “Non-GAAP Measures” for additional information and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.
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
Loss on Debt Extinguishment
Loss on debt extinguishment represents the difference between the net carrying value of the old debt instrument and the fair value of the new debt instrument.
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
Interest Expense
Interest expense consists of interest incurred in connection with our debt obligations, and amortization of debt issuance costs.
Other Income (Expense)
Other income (expense) consists of interest (expense) income on invested funds, impacts from foreign exchange transactions, gain on loan forgiveness and other non-operating expenses.
Income Tax Expense (Benefit)
Income tax expense (benefit) represents expenses or benefits associated with our operations based on the tax laws of the jurisdictions in which we operate. Our calculation of income tax expense (benefit) is based on tax rates and tax laws at the end of each applicable reporting period.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the presented periods:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net revenues	$44,224	$37,213
Cost of revenue	30,400	26,231
Gross profit	13,824	10,982
Operating expenses:
Selling, general and administrative expenses	12,619	8,768
Depreciation and amortization	1,754	1,774
Change in fair value of embedded derivative liabilities	—	(1,410)
Change in fair value of warrant liability	478	—
Loss on debt extinguishment	7,136	—
Equity-based compensation expense	518	12
Restructuring expenses	753	10
Other operating expenses, net	621	635
Total operating expenses	23,879	9,789
(Loss) income from operations	(10,055)	1,193
Interest expense	(3,313)	(4,328)
Other income (expense)	7,321	(1,308)
Loss before income tax	(6,047)	(4,443)
Income tax expense (benefit)	251	(608)
Net loss	(6,298)	(3,835)
Net loss attributable to noncontrolling interests	49	30
Net loss attributable to the Company	$(6,347)	$(3,865)
The following table sets forth our unaudited condensed consolidated statements of operations information expressed as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net revenues	100.0%	100.0%
Cost of revenue	68.7%	70.5%
Gross profit	31.3%	29.5%
Operating expenses:
Selling, general and administrative expenses	28.5%	23.6%
Depreciation and amortization	4.0%	4.8%
Change in fair value of embedded derivative liabilities	—%	(3.8)%
Change in fair value of warrant liability	1.1%	—%
Loss on debt extinguishment	16.1%	—%
Equity-based compensation expense	1.2%	—%
Restructuring expenses	1.7%	—%
Other operating expenses, net	1.4%	1.7%
Total operating expenses	54.0%	26.3%
(Loss) income from operations	(22.7)%	3.2%
Interest expense	(7.5)%	(11.6)%
Other income (expense)	16.6%	(3.5)%

Loss before income tax	(13.7)%	(11.9)%
Income tax expense (benefit)	0.6%	(1.6)%
Net loss	(14.2)%	(10.3)%
Net loss attributable to noncontrolling interests	0.1%	0.1%
Net loss attributable to the Company	(14.4)%	(10.4)%
Selected Quarterly Results of Operations

The following tables set forth our unaudited consolidated quarterly results of operations for each of the 8 quarters within the period from April 1, 2021 to March 31, 2022. Our quarterly results of operations have been prepared on the same basis as our consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair presentation of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	2022	2021				2020
(in thousands USD)	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30
Net revenues	$44,224	$42,095	$40,420	$38,940	$37,213	$34,474	$40,114	$42,742
Cost of revenue	30,400	29,594	29,666	26,812	26,231	25,615	26,018	28,059
Gross profit	13,824	12,501	10,754	12,128	10,982	8,859	14,096	14,683

Operating expenses:
Selling, general and administrative expenses	12,619	13,406	11,188	10,189	8,768	8,552	8,978	6,412
Depreciation and amortization	1,754	1,745	1,746	1,719	1,774	1,705	1,709	1,700
Change in fair value of contingent consideration obligations	—	—	—	(2,200)	—	(554)	(555)	(5,491)
Change in fair value of embedded derivative liabilities	—	—	(1,884)	(1,112)	(1,410)	—	—	—
Change in fair value of warrant liabilities	478	(3,935)	(759)	—	—	—	—	—
Loss on debt extinguishment	7,136	—	—	—	—	—	—	—
Equity-based compensation expense	518	—	6,469	—	12	31	55	56
Impairment charges	—	—	—	—	—	—	7,565	9,134
Restructuring expenses (income)	753	1,024	(135)	12	10	2,965	1,084	1,097
Other operating expenses (income), net	621	774	(96)	472	635	3,293	3,205	212
Total operating expense	23,879	13,014	16,529	9,080	9,789	15,992	22,041	13,120
(Loss) income from operations	(10,055)	(513)	(5,775)	3,048	1,193	(7,133)	(7,945)	1,563

Interest expense	(3,313)	(4,340)	(4,065)	(3,724)	(4,328)	(4,490)	(4,400)	(3,984)
Other income (expense)	7,321	(648)	(851)	1,723	(1,308)	4,855	3,002	2,748
(Loss) Income before income taxes	(6,047)	(5,501)	(10,691)	1,047	(4,443)	(6,768)	(9,343)	327

Income tax expense (benefit)	$251	$473	$96	$499	$(608)	$(119)	$1,012	$1,343
Net (loss) income	$(6,298)	$(5,974)	$(10,787)	$548	$(3,835)	$(6,649)	$(10,355)	$(1,016)

The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended
	2022	2021				2020
(in thousands USD)	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30
Net (loss) income	$(6,298)	$(5,974)	$(10,787)	$548	$(3,835)	$(6,649)	$(10,355)	$(1,016)
Income tax expense (benefit)	251	473	96	499	(608)	(119)	1,012	1,343
Interest expense, net	3,308	4,336	4,045	3,701	4,305	4,463	4,365	3,959
Depreciation and amortization	1,754	1,745	1,746	1,719	1,774	1,705	1,709	1,700
EBITDA	(985)	580	(4,900)	6,467	1,636	(600)	(3,269)	5,986
Change in fair value of contingent consideration obligations	—	—	—	(2,200)	—	(554)	(555)	(5,491)
Change in fair value of embedded derivative liabilities	—	—	(1,884)	(1,112)	(1,410)	—	—	—
Change in fair value of warrant liabilities	478	(3,935)	(759)	—	—	—	—	—
Equity-based compensation expense	518	—	6,469	—	12	31	55	56
Impairment charges	—	—	—	—	—	—	7,565	9,134
Restructuring expenses (income)	753	1,024	(135)	12	10	2,965	1,084	1,097
Foreign exchange (gain) loss	(252)	406	790	(596)	1,336	(4,886)	(3,109)	(1,698)
Loss (gain) on business dispositions	—	—	—	—	—	271	(129)	(1,252)
Gain on debt extinguishment	(144)	—	—	(1,243)	(63)	(142)	—	—
Transaction Costs	9	716	(177)	467	328	3,557	2,579	210
Other expenses, net	676	1,492	(1)	(1)	78	80	(16)	(20)
Adjusted EBITDA	$1,053	$283	$(597)	$1,794	$1,927	$722	$4,205	$8,022

Comparison of the three months ended March 31, 2022 and 2021
Net revenues

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Net Revenues	$44,224	$37,213	18.8%
Net revenues for the three months ended March 31, 2022 increased $7.0 million, or 18.8%, to $44.2 million from $37.2 million for the three months ended March 31, 2021. The increase was mainly due to increases in services and expanded scope in projects with existing clients, and the commencement of new projects with new clients during the first quarter of 2022.
Net Revenues by Geographic Location

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
United States	$28,998	$24,520	18.3%
Latin America	15,226	12,693	20.0%
Total	$44,224	$37,213	18.8%
Net revenues from our United States operations for the three months ended March 31, 2022 increased $4.5 million, or 18.3%, to $29.0 million from $24.5 million for the three months ended March 31, 2021. The change was mainly driven by a $7.6 million increase in new projects and expanded scope of work. This was offset by $3.1 million of decreased scope with two of our existing clients.
Net revenues from our Latin America operations for the three months ended March 31, 2022 increased $2.5 million, or 20.0%, to $15.2 million from $12.7 million for the three months ended March 31, 2021. The change was driven by an increase of $3.2 million related to increased volume in retail and financial services clients, offset by a $0.7 million decrease in revenues from other customers as a result of project scope reductions.

Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Time and materials	$33,251	$30,541	8.9%
Fixed price	10,973	6,672	64.5%
Total	$44,224	$37,213	18.8%
Net revenues from our time and materials contracts for the three months ended March 31, 2022 increased approximately $2.7 million, or 8.9%, to $33.3 million from $30.5 million for the three months ended March 31, 2021. The main driver of the net variation is related to the increase in service volume with existing and new customers under the time and materials revenue model. Net revenues from our fixed price contracts for the three months ended March 31, 2022 increased $4.3 million, or 64.5%, to $11.0 million from $6.7 million for the three months ended March 31, 2021. The main driver of the net increase is related to the shift to fixed price Agile pods with one of our clients from the financial services industry, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenue	$30,400	$26,231	15.9%
% of net revenues	68.7%	70.5%
Cost of revenue for the three months ended March 31, 2022 increased $4.2 million, or 15.9%, to $30.4 million from $26.2 million for the three months ended March 31, 2021. The increase was primarily driven by the increase in scope of work from existing client and new scope of work from new our clients as evidenced by our revenue growth from March 31, 2021 to March 31, 2022.
Selling, general and administrative expenses

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Selling, general and administrative expenses	$12,619	$8,768	43.9%
% of net revenues	28.5%	23.6%
Selling, general and administrative expenses for the three months ended March 31, 2022 increased $3.9 million, or 43.9%, to $12.6 million from $8.8 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $1.6 million related to increased headcount and the effect of a new variable compensation plan for the sales and delivery teams, $0.9 million in professional fees, an increase of $0.7 million of software and equipment rent, and an increase of $0.7 million in insurance expense.
Depreciation and amortization

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$1,754	$1,774	(1.1)%
% of net revenues	4.0%	4.8%
Depreciation and amortization for three months ended March 31, 2022 and 2021, was $1.8 million, respectively.

Change in fair value of embedded derivative liabilities

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$—	$(1,410)	(100.0)%
% of net revenues	—%	(3.8)%
Change in fair value of embedded derivative liabilities for the three months ended March 31, 2021 resulted in a gain of $1.4 million. The gain was primarily driven by a decrease in discount rate used estimate the fair value to value our embedded derivative liabilities from February 2, 2021 (inception date) to March 31, 2021.There was no change in fair value of embedded derivative liabilities for three months ended March 31, 2022 as the embedded derivative liability was settled during the third quarter of 2021 as a result of the Business Combination.
Change in fair value of warrant liability

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of warrant liability	$478	$—	100.0%
% of net revenues	1.1%	—%
Change in fair value of warrant liability for the three months ended March 31, 2022 resulted in a loss of $0.5 million. The loss was primarily driven by an increase in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2021 to March 31, 2022. There was no warrant liability during the first quarter of 2021.
Loss on debt extinguishment

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Loss on debt extinguishment	$7,136	$—	100.0%
% of net revenues	16.1%	—%
Loss on debt extinguishment for the three months ended March 31, 2022 of $7.1 million was due to an amendment signed on March 30, 2022 for the First Lien Facility, refer to Note 8, Long-Term Debt, for further information.
Equity-based compensation expense

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Equity-based compensation expense	$518	$12	>1000.0%
% of net revenues	1.2%	—%
Equity-based compensation expense for the three months ended March 31, 2022 increased $0.5 million, or over 1000.0%, to $0.5 million from less than $0.1 million for the three months ended March 31, 2021. In connection with the January S-8 Filing, the Company granted RSU's under the 2021 Equity Incentive Plan, which resulted in $0.5 million equity-based compensation expense that was recognized during the three months ended March 31, 2022. The expensed recognized during the three months ended March 31, 2021 related to the 2020 Equity Plan.

Restructuring expenses

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Restructuring expenses	$753	$10	>1000.0%
% of net revenues	1.7%	—%
Restructuring expenses for the three months ended March 31, 2022 increased $0.7 million, or over 1,000.0%, to $0.8 million from less than $0.1 million for the three months ended March 31, 2021. The increase was primarily due to additional organization restructuring activities implemented during the first quarter of 2022.
Other operating expenses, net

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other operating expense, net	$621	$635	(2.2)%
% of net revenues	1.4%	1.7%
Other operating expense, net for three months ended March 31, 2022 and 2021, was $0.6 million, respectively.
Interest expense

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Interest expense	$(3,313)	$(4,328)	(23.5)%
% of net revenues	(7.5)%	(11.6)%
Interest expense for the three months ended March 31, 2022 decreased $1.0 million, or 23.5%, to $3.3 million from $4.3 million for the three months ended March 31, 2021. The decrease was primarily due to the significant reduction in the principal debt obligation since March 31, 2021.
Other income (expense)

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other income (expense)	$7,321	$(1,308)	(659.7)%
% of net revenues	16.6%	(3.5)%
Other income (expense) for the three months ended March 31, 2022 increased $8.6 million, or (659.7)%, to $7.3 million from $(1.3) million for the three months ended March 31, 2021. The change was driven by a $1.1 million decrease in net foreign currency exchange losses and a $7.3 million gain related to the loan forgiveness granted in January 2022 on a PPP Loan.

Income tax expense (benefit)

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Income tax expense (benefit)	$251	$(608)	(141.3)%
Effective income tax rate	(4.2)%	13.7%
Income tax expense (benefit) for the three months ended March 31, 2022 decreased $0.9 million, or (141.3)%, to $0.3 million from $(0.6) million for the three months ended March 31, 2021 due to discrete tax items recorded in the first quarter of 2021 and differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
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
We believe these supplemental performance measurements are useful in evaluating operating performance, as they are similar to measures reported by our public industry peers and those regularly used by security analysts, investors and other interested parties in analyzing operating performance and prospects. The non-GAAP financial measures are not intended to be a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
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

The following table presents the reconciliation of our EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands USD)	2022	2021
Net loss	$(6,298)	$(3,835)
Income tax expense (benefit)	251	(608)
Interest expense, net	3,308	4,305
Depreciation and amortization	1,754	1,774
EBITDA	(985)	1,636
Change in fair value of embedded derivative liability	—	(1,410)
Change in fair value of warrant liability	478	—
Equity-based compensation expense	518	12
Restructuring expenses[1]	753	10
Foreign exchange (gain) loss[2]	(252)	1,336
Gain on debt extinguishment[3]	(144)	(63)
Transaction costs	9	328
Other expense, net[4]	676	78
Adjusted EBITDA	$1,053	$1,927
1 - Represents restructuring expenses associated with the ongoing reorganization of our business operations and realignment efforts. Refer to Note 13, Restructuring, within our consolidated financial statements in this Quarterly Report on Form 10-Q.
2 - Represents foreign exchange loss (gain) due to foreign currency transactions.
3 - Represents a $7.3 million gain on forgiveness of PPP loans offset by a loss on debt extinguishment of $7.1 million related to the First Lien Facility during the three months ended March 31, 2022. Refer to Note 9, Other Income (Expense), and Note 8, Long-Term Debt, respectively, within our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
4 - Represents professional service fees primarily comprised of legal fees in connection with debt modifications as well as a non recurring recruiting fee.

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
As of March 31, 2022, we had $2.5 million of available cash and cash equivalents, a decrease of $5.9 million from December 31, 2021. We believe that we will have sufficient financial resources to fund our operations for the next 12 months. We are continuously looking to implement strategies to improve our profitability and reduce expenses, along with evaluating alternatives such as refinancing our debt.
Debt
First Lien Facility
In 2018, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Monroe Capital Management Advisors LLC for a revolving credit facility that permits us to borrow up to $1.5 million through November 10, 2023. In 2019, we amended the Revolving Credit Agreement to increase the borrowing limit to $5.0 million. Interest is paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio (as defined in the Revolving Credit Agreement) as calculated in the most recent compliance certificate. An additional 2.0% interest may be incurred during periods of loan covenant default. As of March 31, 2022, the interest rate was 10.0%. We are required to pay an annual commitment fee of 0.5% on the unused portion of the commitment. As of March 31, 2022 and December 31, 2021, we had no availability under the revolving credit facility.
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
On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agrees to pay the First Lien Facility’s administrative agent a fee equal to $500,000. The fee shall be fully earned as of March 30, 2022 and shall be due and payable upon the end of the term loan. However, the fee shall be waived in its entirety if final payment in full occurs prior to or on May 30, 2022. This modification triggered by this new amendment was determined to be substantially different to the old instrument, therefore the modification was accounted for as an extinguishment and adjusted to the fair value as of the March 31, 2022. The Company recognized a loss on debt extinguishment of $7.1 million in the Unaudited Condensed Consolidated Statement of Operations. At March 31, 2022, total fees payable at the end of the term loan, including fees recognized from prior amendments, totaled $7.4 million.

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

New Second Lien Facility

On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer. The New Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11% and 17%. The New Second Lien Facility has an original maturity date of March 15, 2023. If the Credit Facility remains outstanding on December 15, 2022, the maturity date of the New Second Lien Facility will be extended to May 10, 2024.

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
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(5,111)	$(4,400)
Net cash used in investing activities	(83)	(229)
Net cash used in financing activities	(669)	(2,004)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 increased by approximately $0.7 million to $5.1 million from $4.4 million for the three months ended March 31, 2021. The increase was mainly driven by an decrease of $2.5 million in net loss and a decrease of $0.4 million in non-cash items offset by an increase of $2.2 million resulting from changes in our operating assets and liabilities.
The increase of $2.2 million resulting from changes in our operating assets and liabilities was primarily driven by (i) an increase of $5.0 million in accrued liabilities, (ii) an increase of $1.3 million in prepaid expenses and guarantee deposits, (iii) an increase of $1.5 million in current VAT receivables and other taxes payables offset by (i) a decrease of approximately $5.2 million in accounts payable, (ii) an increase of $0.3 million in accounts receivables, and (iv) a $0.1 million change in lease liability.
The decrease of $0.4 million in non-cash items was driven by (i) the gain on the forgiveness of the PPP loan of $7.3 million (ii) the decrease in accretion from convertible notes of $1.0 million (iii) a decrease of $2.0 million in the gain or loss on foreign currencies offset by (i) a $7.1 million loss on debt extinguishment, (ii) an increase of $0.5 million of share-based compensation, (iii) an increase of $0.5 million from the change in fair value of privately held warrants (iv) an increase of $0.2 million of debt issuance costs (v) an increase of $1.4 million due to no embedded derivative liability in 2022, (v) a $0.1 million increase in obligations for contingent purchase price offset, and (vi) an increase of $0.1 million in right of use asset amortization.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 decreased $0.1 to $0.1 million from $0.2 million for the three months ended March 31, 2021 as a result of a decrease in capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 decreased $1.3 million to $0.7 million from $2.0 million for the three months ended March 31, 2021. The decrease in net cash used was primarily driven by a decrease of $20 million in share capital received from the issuance of preferred stock during the three months ended March 31, 2021, which was subsequently converted into Class A common stock, offset by a decrease of $21.3 million in repayment of borrowings mainly on the First Lien Facility.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2022:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt obligations	$65,451	$11,282	$54,169	$—	$—
Operating lease obligations	6,420	2,227	3,904	289	—
Total	$71,871	$13,509	$58,073	$289	$—
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
Critical Accounting Policies
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K, as well as unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K filed March 31, 2022, as well as our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q, for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
Based on the evaluation of our disclosure controls and procedures and considering the material weakness that still remains related to the proper application of revenue recognition related to our Latin America business, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.
Management's Plan to Remediate the Material Weakness
We intend to continue to take steps to remediate the remaining material weakness related to the proper application of revenue recognition related to our Latin America business and further improve our accounting processes. We will not be able to remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of proceeds

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

In connection with the closing of the transaction, the Company obtained $5.7 million from the trust account, $27.6 million from the private sale of Class A Common Stock. The Company paid $4.3 million to the First Lien Facility lenders and $14 million transactions costs to a total remaining cash balance of $15 million available without restriction and available for general corporate purposes. Since the Business Combination, the Company has used the proceeds to fund operating expenses in combination with cash generated from operations. As of March 31, 2022, the Company had no remaining proceeds from the transaction on the balance sheet.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
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

Dated: May 13, 2022

AGILETHOUGHT, INC.

By:	/s/ Amit Singh
Amit Singh
Chief Financial Officer