Form 10-Q
period 2022-06-30
AgileThought, Inc.
filed 2022-08-12
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39157
AgileThought, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-39157	87-2302509
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
222 W. Las Colinas Blvd. Suite 1650E, Irving, Texas	(971) 501-1140	75039
(Address of Principal Executive Offices)	(Registrant's telephone number, including area code)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	AGIL	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AGILW	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 48,193,369 shares of common stock as of August 8, 2022.

1

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, in light of the risks and uncertainties described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AgileThought, Inc. Unaudited Condensed Consolidated Balance Sheets

(in thousands USD, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$11,279	$8,640
Accounts receivable, net	38,863	31,387
Prepaid expenses and other current assets	4,943	7,490
Current VAT receivables	8,514	9,713
Total current assets	63,599	57,230
Property and equipment, net	2,931	3,107
Goodwill and indefinite-lived intangible assets	86,796	86,694
Finite-lived intangible assets, net	63,563	66,233
Operating lease right of use assets, net	6,180	6,434
Other noncurrent assets	659	1,612
Total noncurrent assets	160,129	164,080
Total assets	$223,728	$221,310

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,465	$20,970
Accrued liabilities	11,464	9,778
Income taxes payable	—	97
Other taxes payable	9,567	9,733
Current portion of operating lease liabilities	2,281	2,834
Deferred revenue	4,117	1,789
Obligation for contingent purchase price	9,184	8,791
Current portion of long-term debt	2,525	14,838
Other current liabilities	3,452	—
Total current liabilities	56,055	68,830
Long-term debt, net of current portion	72,137	42,274
Deferred tax liabilities, net	2,708	2,762
Operating lease liabilities, net of current portion	2,940	3,759
Warrant liability	3,093	2,137
Other noncurrent liabilities	—	6,900
Total liabilities	136,933	126,662
Commitments and contingencies (Note 18)

Stockholders' Equity
Class A common stock $0.0001 par value, 210,000,000 shares authorized, 48,171,500 and 50,402,763 shares issued as of June 30, 2022 and December 31, 2021, respectively	5	5
Treasury stock, 2,662,061 and 181,381 shares at cost as of June 30, 2022 and December 31, 2021, respectively	(597)	(294)
Additional paid-in capital	201,489	198,649
Accumulated deficit	(96,143)	(86,251)
Accumulated other comprehensive loss	(17,948)	(17,362)
Total stockholders' equity attributable to the Company	86,806	94,747
Noncontrolling interests	(11)	(99)
Total stockholders' equity	86,795	94,648
Total liabilities and stockholders' equity	$223,728	$221,310
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD, except share data)	2022	2021	2022	2021
Net revenues	$46,166	$38,940	$90,390	$76,153
Cost of revenue	30,775	26,812	61,175	53,043
Gross profit	15,391	12,128	29,215	23,110

Operating expenses:
Selling, general and administrative expenses	11,607	10,189	24,226	18,957
Depreciation and amortization	1,737	1,719	3,491	3,493
Change in fair value of contingent consideration obligations	—	(2,200)	—	(2,200)
Change in fair value of embedded derivative liabilities	—	(1,112)	—	(2,522)
Change in fair value of warrant liability	478	—	956	—
(Gain) loss on debt extinguishment	(950)	—	6,186	—
Equity-based compensation expense	2,019	—	2,537	12
Restructuring expenses	162	12	915	22
Other operating expenses, net	575	472	1,196	1,107
Total operating expense	15,628	9,080	39,507	18,869
(Loss) income from operations	(237)	3,048	(10,292)	4,241

Interest expense	(2,779)	(3,724)	(6,092)	(8,052)
Other (expense) income	(514)	1,723	6,807	415
(Loss) income before income taxes	(3,530)	1,047	(9,577)	(3,396)

Income tax (benefit) expense	(28)	499	223	(109)
Net (loss) income	(3,502)	548	(9,800)	(3,287)

Net income attributable to noncontrolling interests	43	137	92	167
Net (loss) income attributable to the Company	$(3,545)	$411	$(9,892)	$(3,454)

(Loss) earning per share (Note 16):
Basic and Diluted Class A common stock	$(0.08)	$0.01	$(0.21)	$(0.10)

Weighted average number of shares:
Basic and Diluted Class A common stock	46,043,419	34,557,480	46,028,557	34,557,480
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2022	2021	2022	2021
Net (loss) income	$(3,502)	$548	$(9,800)	$(3,287)
Actuarial (gain) loss	(1)	—	3	—
Foreign currency translation adjustments	(934)	982	(593)	764
Comprehensive (loss) income	(4,437)	1,530	(10,390)	(2,523)
Less: Comprehensive income attributable to noncontrolling interests	42	104	88	139
Comprehensive (loss) income attributable to the Company	$(4,479)	$1,426	$(10,478)	$(2,662)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2021	50,402,763	$5	181,381	$(294)	$198,649	$(86,251)	$(17,362)	$(99)	$94,648
Net (loss) income	—	—	—	—	—	(6,347)	—	49	(6,298)
Equity-based compensation	87,999	—	—	—	518	—	—	—	518
Employee withholding taxes paid related to net share settlements	(17,359)	—	17,359	(97)	97	—	—	—	—
Redemption of public warrants	20	—	—	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	—	344	(3)	341
March 31, 2022	50,473,423	5	198,740	(391)	199,264	(92,598)	(17,014)	(53)	89,213
Net (loss) income	—	—	—	—	—	(3,545)	—	43	(3,502)
Equity-based compensation	161,398	—	—	—	2,019	—	—	—	2,019
Employee withholding taxes paid related to net share settlements	(40,117)	—	40,117	(206)	206	—	—	—	—
Monroe share settlement	(2,423,204)	—	2,423,204	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	—	—	—	(933)	(1)	(934)
June 30, 2022	48,171,500	$5	2,662,061	$(597)	$201,489	$(96,143)	$(17,948)	$(11)	$86,795

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2020	34,557,480	$3	151,950	$—	$101,494	$(66,181)	$(16,981)	$(137)	$18,198
Net (loss) income	—	—	—	—	—	(3,865)	—	30	(3,835)
Equity-based compensation	—	—	—	—	12	—	—	—	12
Foreign currency translation adjustments	—	—	—	—	—	—	(223)	5	(218)
March 31, 2021	34,557,480	3	151,950	—	101,506	(70,046)	(17,204)	(102)	14,157
Net income	—	—	—	—	—	411	—	137	548
Foreign currency translation adjustments	—	—	—	—	—	—	1,015	(33)	982
June 30, 2021	34,557,480	$3	151,950	$—	$101,506	$(69,635)	$(16,189)	$2	$15,687
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands USD)	2022	2021
Operating activities
Net loss	$(9,800)	$(3,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest from convertible notes	1,242	2,410
Gain on forgiveness of debt	(7,280)	(1,306)
Loss on debt extinguishment	6,186	—
Provision for (recoveries of) bad debt expense	21	(46)
Equity-based compensation	2,537	12
Right-of-use asset amortization	1,549	1,575
Foreign currency remeasurement	6	(2,382)
Deferred income tax provision	(94)	18
Obligations for contingent purchase price	362	(1,832)
Embedded derivative liabilities	—	(2,522)
Warrant liability	956	—
Amortization of debt issuance costs	1,936	535
Depreciation and amortization	3,491	3,493
Changes in assets and liabilities:
Accounts receivable	(7,189)	(9,102)
Prepaid expenses and other current assets	2,507	(3,452)
Accounts payable	(7,753)	11,724
Accrued liabilities	1,221	2,226
Deferred revenue	2,136	775
Current VAT receivables and other taxes payable	1,234	(1,034)
Income taxes payable	(97)	568
Operating lease liabilities	(1,666)	(1,569)
Net cash used in operating activities	(8,495)	(3,196)
Investing activities
Purchase of property and equipment	(394)	(494)
Net cash used in investing activities	(394)	(494)
Financing activities
Proceeds from loans	58,000	673
Repayments of borrowings	(37,193)	(22,665)
Payment of debt issuance costs	(8,966)	—
Cash paid for shares withheld from a grantee to satisfy tax withholding	(303)	—
Proceeds from capital contributions	—	20,000
Net cash provided by (used in) financing activities	11,538	(1,992)
Effect of exchange rates on cash	(10)	60
Net increase (decrease) in cash and cash equivalents	2,639	(5,622)
Cash, cash equivalents and restricted cash at beginning of the period	8,640	9,432
Cash, cash equivalents and restricted cash at end of the period	$11,279	$3,810
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
In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of normal and recurring nature, have been made for the interim periods reported. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2021 that are included in our annual report on Form 10-K filed with the SEC on March 31, 2022 ("Annual Report"). All intercompany transactions and balances have been eliminated in consolidation. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest.
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
_________________
(a)Relates to the transfer from mezzanine equity to permanent equity of the preferred contribution received from LIV Capital on February 2, 2021, which was considered part of the PIPE financing and upon the transaction close, was reclassified to permanent equity of the Company.

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

Note 4 – Fair Value Measurements
The carrying amount of assets and liabilities including cash, cash equivalents, and restricted cash, accounts receivable and accounts payable approximated their fair value as of June 30, 2022 and December 31, 2021, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. As such, these estimates are classified as Level 3 in the fair value hierarchy.
The following table summarizes our instruments where fair value differs from carrying value:

	Fair Value Hierarchy Level	June 30, 2022		December 31, 2021
(in thousands USD)		Carry Amount	Fair Value	Carry Amount	Fair Value
Bank credit agreement	Level 3	$—	$—	$31,882	$31,897
New Second Lien Facility	Level 3	17,570	16,418	16,120	16,214
Blue Torch Credit Facility	Level 3	55,000	52,302	—	—
The above table excludes our revolving credit facilities, subordinated promissory note payable, contingent purchase price obligation, and subordinated zero-coupon loan as these balances approximate fair value due to the short-term nature of our borrowings. The above table also excludes our Paycheck Protection Program loans (“PPP loans”) as the carrying value of the Company’s PPP loans approximates fair value based on the current yield for debt instruments with similar terms. Refer to Note 8, Long-term Debt, for additional information.

Warrant Liability
As of June 30, 2022, the Company has private placement warrants, which are liability classified, as discussed in Note 14, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which require a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of the private warrant liability at June 30, 2022:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1, 2022	$2,137
Change in valuation inputs and other assumptions	956
Ending balance, June 30, 2022	$3,093

Note 5 – Balance Sheet Details
The following table provides detail of selected balance sheet items:

(in thousands USD)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$11,081	$8,463
Restricted cash	198	177
Total cash, cash equivalents and restricted cash	$11,279	$8,640

(in thousands USD)	June 30, 2022	December 31, 2021
Accounts receivables	$21,045	$19,173
Unbilled accounts receivables	17,145	11,716
Other receivables	883	686
Allowance for doubtful accounts	(210)	(188)
Total accounts receivable, net	$38,863	$31,387

(in thousands USD)	June 30, 2022	December 31, 2021
Income tax receivables	$2,697	$2,369
Prepaid expenses and other current assets	2,246	5,121
Total prepaid expenses and other current assets	$4,943	$7,490

(in thousands USD)	June 30, 2022	December 31, 2021
Accrued wages, vacation & other employee related items	$4,843	$2,387
Accrued interest	861	381
Accrued incentive compensation	1,409	654
Receipts not vouchered	3,674	5,872
Accrued liabilities - Related Party	—	17
Other accrued liabilities	677	467
Total accrued liabilities	$11,464	$9,778
The following table is a rollforward of the allowance for doubtful accounts:

	Six Months Ended June 30,
(in thousands USD)	2022	2021
Beginning balance, January 1	$188	$267
Charges (recoveries) to expense	21	(46)
Foreign currency translation	1	2
Ending balance	$210	$223

The Company carries its obligations for contingent purchase price at fair value. The Company recorded the 2019 acquisition-date fair value of a contingent liability based on the likelihood of contingent earn-out payments subject to the underlying agreement terms. At December 31, 2021, the obligation relates to a known and fixed amount due based on and is no longer a contingent obligation recorded at fair value. The amount due accrues interest at 12%. The following table provides a roll-forward of the obligation for the contingent purchase price due to the seller:

(in thousands USD)	Contingent Purchase Price
Opening balance, December 31, 2021	$8,791
Cash payments	—
Accrued interest on the contingent consideration	362
Effect of exchange rate fluctuations	31
Ending balance, June 30, 2022	9,184
Less: Current portion	9,184
Obligation for contingent purchase price, net of current portion	$—
Note 6 – Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands USD)	June 30, 2022	December 31, 2021
Computer equipment	$4,139	$4,210
Leasehold improvements	2,217	2,179
Furniture and equipment	1,354	1,691
Computer software	2,787	2,240
Transportation equipment	27	55
	10,524	10,375
Less: accumulated depreciation	(7,593)	(7,268)
Property and equipment, net	$2,931	$3,107
Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company did not recognize any impairment expense related to property and equipment during the six months ended June 30, 2022 or 2021.
Note 7 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill and indefinite-lived intangible assets for impairment, or more frequently in certain circumstances where impairment indicators arise.
The following table presents changes in the goodwill balances as of June 30, 2022:

(in thousands USD)	LATAM	USA	Total
December 31, 2021	$39,651	$30,694	$70,345
Foreign currency translation	62	—	62
June 30, 2022	$39,713	$30,694	$70,407
Summary of our finite-lived intangible assets is as follows:

	As of June 30, 2022
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(480)	$(26,726)	62,709	11.2
Tradename	1,234	(15)	(365)	854	3.3
Total	$91,149	$(495)	$(27,091)	$63,563	11.1

	As of December 31, 2021
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(973)	(23,669)	$65,273	11.8
Tradename	1,234	(31)	(243)	960	3.9
Total	$91,149	$(1,004)	$(23,912)	$66,233	11.7
In 2021, the Company changed the estimated life of a certain tradenames from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years. See Note 2, Summary of Significant Accounting Policies. No impairment charges were recognized related to finite-lived intangible assets during the three and six months ended June 30, 2022 and 2021.
The Company’s indefinite-lived intangible assets relate to trade names acquired in connection with business combinations. The trade names balance was $16.4 million and $16.3 million as of June 30, 2022 and December 31, 2021, respectively. No impairment charges were recognized related to infinite-lived intangible assets during the three and six months ended June 30, 2022 and 2021.

Note 8 – Long-term Debt
Long-term debt as of June 30, 2022 and December 31, 2021 consists of the following:

(in thousands USD)	June 30, 2022	December 31, 2021
Borrowings under revolving credit agreement, principal due May 27, 2026	$3,000	$—
Borrowings under term loan, principal due May 27, 2026	55,000	—
Unamortized debt issuance costs(a)	(4,927)	—
Blue Torch Credit Facility, net of unamortized debt issuance costs	53,073	—

Borrowings under bank revolving credit agreement, principal due Nov. 10, 2023	—	5,000
Borrowings under bank credit agreement, principal due Nov. 10, 2023	—	31,882
Unamortized debt issuance costs and debt premium(a)	—	(6,915)
Borrowing under bank credit agreements, net of unamortized debt issuance costs	—	29,967

Paycheck Protection Program loans, 1% interest, due May 2, 2025	280	7,673

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due January 31, 2023	673	673

Subordinated debt, guaranteed by a related party, principal due January 26, 2023	3,700	3,700
Unamortized debt issuance costs(a)	(68)	(76)
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	3,632	3,624

Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due September 15, 2026	3,226	3,037
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due September 15, 2026	6,543	5,894
Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due June 15, 2023	3,524	3,336
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due June 15, 2023	4,277	3,853
Unamortized debt issuance costs(a)	(566)	(945)
New Second Lien Facility, net of unamortized debt issuance costs	17,004	15,175

Total debt	74,662	57,112
Less: current portion of debt	2,525	14,838
Long-term debt, net of unamortized debt issuance costs and current portion	$72,137	$42,274

_________________
(a)Debt issuance costs and debt premium are presented as a reduction of the Company’s debt in the Unaudited Condensed Consolidated Balance Sheets. $1.9 million and $0.5 million of debt issuance cost amortization was charged to interest expense for the six months ended June 30, 2022 and 2021.

Blue Torch Credit Facility
On May 27, 2022, the Company entered into a financing agreement ("Blue Torch Credit Facility") by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent. The Blue Torch Credit Facility is secured by substantially all of the Company’s and the Guarantors’ properties and assets and provides for a term loan of $55.0 million and a revolving credit facility with an aggregate principal limit not to exceed $3.0 million at any time outstanding. On May 27, 2022, the Company borrowed the full $55.0 million under the term loan. On June 28, 2022, the Company borrowed $3.0 million under the revolving credit facility. The Company has agreed to make quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The remaining principal balance under the term loan and any loans drawn under the revolving credit facility will be due on May 27, 2026, the maturity date. The revolving credit facility bears a 2.00% annual usage fee on the undrawn portion of the facility. Interest is paid quarterly for both loans, and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 7.0% to 9.0% depending on the Total Leverage Ratio. Interest on each loan shall be payable on the last day of the then effective interest period applicable to such loan and at maturity. The Company recognized $5.0 million in debt issuance costs.

On August 10, 2022, the Company entered into a waiver and amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain post-closing obligations under the Blue Torch Credit Facility and an acceleration of the maturity of the loans made by the lenders thereunder to May 1, 2023 if the Company does not obtain regulatory approval to convert certain loans outstanding under the New Second Lien Facility into common stock of the Company.

Credit Agreements

In 2018, the Company entered into a revolving credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $1.5 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing limit to $5.0 million. Also in 2018, the Company entered into a term loan credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $75.0 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing amount to $98.0 million. Interest on the revolving credit agreement and term loan agreement (“First Lien Facility”) are paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default.
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
From September 30, 2021 to October 29, 2021, the Company entered into various amendments to extend the due date of the $4.0 million in principal payments previously due September 30, 2021 to November 19, 2021.
On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment originally due September 30, 2021. The Company paid with proceeds from the New Second Lien Facility (defined below). Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7.0 million worth of the Company’s Class A Common Stock for nominal consideration. The warrants will be issued on the earlier of full repayment of outstanding deferred fees or August 29, 2023. In addition, the Company may be required to pay the First Lien lenders cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms.
On November 22, 2021, the Company entered into an amendment that required sixty percent (60%) of proceeds from equity issuances be used to repay the outstanding balance on the First Lien Facility. On December 27, 2021, the Company closed a follow on stock offering resulting in $21.8 million of net proceeds, of which $13.7 million was used as payment of the outstanding principal and interest balances for the First Lien Facility.
On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agreed to pay the First Lien Facility’s administrative agent a fee equal to $0.5 million. The fee would be fully earned as of March 30, 2022 and due and payable upon the end of the term loan. However, the agreement provided that the fee shall be waived in its entirety if final payment in full occurred prior to or on May 30, 2022. This modification triggered by this new amendment was determined to be substantially different to the old instrument, therefore the modification was accounted for as an extinguishment and the debt instrument was adjusted to fair value as of the March 31, 2022. The Company recognized a loss on debt extinguishment of $7.1 million in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments on the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Beginning on August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining fees. At June 30, 2022, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities and Other noncurrent liabilities in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2022 and December 31, 2021, respectively. The Company recognized a gain on debt extinguishment of $1.0 million for the three months ended June 30, 2022 and a loss on debt extinguishment of $6.2 million for the six months ended June 30, 2022.

Second Lien Facility
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) that permitted the Company to borrow $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest was capitalized every six months and payable when the note was due. Immediately prior to the Business Combination, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the Company's Class A ordinary shares, which were converted into the Company's Class A common stock as a result of the Business Combination. Concurrently with the conversion, the Company amortized the remaining $0.1 million of unamortized debt issuance costs and recognized incremental interest expense in the Unaudited Condensed Consolidated Statements of Operations.
New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer. The New Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The New Second Lien Facility has an original maturity date of March 15, 2023. If the Blue Torch Credit Facility, as the first lien facility, remains outstanding on December 15, 2022, the maturity date of the New Second Lien Facility will be extended to May 10, 2024. As the Company does not intend to pay the outstanding balance under the Blue Torch Credit Facility prior to the maturity of the New Second Lien Facility on March 15, 2023, the amounts outstanding under the New Second Lien Facility are classified as noncurrent in the Unaudited Condensed Consolidated Balance Sheet. The New Second Lien Facility also includes an option for the Company to extend the maturity date an additional 18 months. The Company recognized $0.9 million in debt issuance costs with the issuance.
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
On May 27, 2022, the Company entered into an amendment and ratified the New Second Lien Facility and replaced references to the First Lien Facility with the Blue Torch Credit Facility.

On August 10, 2022, the Company entered into an amendment to the New Second Lien Facility to provide for the covenants and certain other provisions of the New Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). In addition, the amendment extends the maturity date of the Tranche A loans thereunder to September 15, 2026, and provides for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extends the maturity date of the Tranche B loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans.
Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received PPP loans through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. The monthly repayment terms were established in the notification letters with the amount of loan forgiveness. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments will be made quarterly until May 2, 2025. All loan forgiveness was recognized in Other (expense) income, net of the Unaudited Condensed Consolidated Statements of Operations.
Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matured on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022 (“Extended Maturity Date”). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20.0% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed. The Subordinated Promissory Note can only be repaid after the settlement of the Blue Torch Credit Facility. On August 4, 2022, the Company entered into an amendment with the AGS Group to extend the maturity date of the Subordinated Debt to January 31, 2023.
Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). No periodic interest payments are made and the loan was due on January 26, 2022, with an option to extend up to two additional six month terms. Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. Payment of any and all of the Subordinated Debt shall be subordinate of all existing senior debt. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. On January 25, 2022, the Company exercised the option to extend the loan an additional six months to July 26, 2022. The Company recognized an additional $0.5 million in debt issuance costs related to the loan extension. On July 26, 2022, the Company exercised the option to extend the loan an additional six months to January 26, 2023.
Financial Covenants
The Blue Torch Credit Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each computation period as described below.

Computation Period Ending	Revenue
June 30, 2022, September 30, 2022, and December 31, 2022	$150,000,000
March 31, 2023 and each fiscal month ending thereafter	150,000,000
Liquidity. Requires the Company's liquidity to be above $5.0 million at any time during the effective duration of the agreement. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
Leverage Ratio. The First Lien Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any Computation Period as the ratio of (a) total debt (as defined in credit agreement) to (b) EBITDA for the Computation Period ending on such day.

Computation Period Ending	First Lien Leverage Ratio
December 31, 2022	4.00:1.00
March 31, 2023	3.75:1.00
June 30, 2023 and each quarter ending thereafter	3.50:1.00
The New Second Lien Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $130.0 million as of the end of each computation period as described below.

Computation Period Ending	Revenue
June 30, 2022, September 30, 2022, and December 31, 2022	$130,000,000
March 31, 2023 and each fiscal month ending thereafter	130,000,000
Liquidity. Requires the Company's liquidity to be above $3.0 million at any time during the effective duration of the agreement. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
Leverage Ratio. The Second Lien Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any Computation Period as the ratio of (a) total debt (as defined in credit agreement) to (b) EBITDA for the Computation Period ending on such day.

Computation Period Ending	Second Lien Leverage Ratio
December 31, 2022	4.80:1.00
March 31, 2023	4.50:1.00
June 30, 2023 and each quarter ending thereafter	4.20:1.00
The Company was compliant with all debt covenants as of June 30, 2022.
Note 9 – Other (Expense) Income
Items included in other (expense) income in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2022	2021	2022	2021
Foreign exchange (loss) gain	$(263)	$596	$(6)	$(740)
Forgiveness of PPP loans	—	1,243	7,280	1,306
Other interest income	—	23	—	46
Other non-operating expense	(251)	(139)	(467)	(197)
Total other (expense) income	$(514)	$1,723	$6,807	$415
Note 10 – Income Taxes
Income tax (benefit) expense and effective income tax rate were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2022	2021	2022	2021
Income tax (benefit) expense	$(28)	$499	$223	$(109)
Effective tax rates	0.8%	47.7%	(2.3%)	3.2%
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.

For the three months ended June 30, 2022, the Company reported a tax benefit for less than a $0.1 million on a pretax loss of $3.5 million which resulted in an effective tax rate of 0.8%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to losses incurred in jurisdictions for which no tax benefit is recognized.
For the three months ended June 30, 2021, the Company reported a tax expense of $0.5 million on a pretax income of $1.0 million, which resulted in an effective tax rate of 47.7%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
For the six months ended June 30, 2022, the Company recorded a tax report expense for $0.2 million on a pretax loss of $9.6 million which resulted in an effective tax rate of (2.3%). The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to the losses incurred in jurisdictions for which no tax benefit is recognized.
For the six months ended June 30, 2021, the Company reported a tax benefit of $0.1 million on a pretax loss of $3.4 million, which resulted in an effective tax rate of 3.2%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to losses incurred in jurisdictions for which no tax benefit is recognized.
Note 11 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

(in thousands USD)	Timing of Revenue Recognition	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Contract Type		2022	2021	2022	2021
Time and materials	over time	$32,851	$32,252	$66,102	$62,792
Fixed price	over time	13,315	6,688	24,288	13,361
Total		$46,166	$38,940	$90,390	$76,153
Liabilities by contract related to contracts with customers
As of June 30, 2022 and December 31, 2021, deferred revenues were $4.1 million and $1.8 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $2.7 million and $0.7 million, respectively, that was deferred in the previous period.
Major Customers
The Company derived 13% of its revenues for the three months ended June 30, 2022 from one significant customer, as well as 13% and 10% of our revenues for the three months June 30, 2021 from two significant customers. Sales to these customers occur at multiple locations and the Company believes that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that the Company would not be able to identify and access a replacement market at comparable margins.
The Company derived 13% of its revenues for the six months ended June 30, 2022 from one significant customer, as well as 13% and 10% and of our revenues for the six months ended June 30, 2021 from two significant customers. Sales to these customers occur at multiple locations and the Company believes that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that the Company would not be able to identify and access a replacement market at comparable margins.

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

The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2022	2021	2022	2021
United States	$29,287	$25,423	$58,285	$49,943
Latin America	16,879	13,517	32,105	26,210
Total	$46,166	$38,940	$90,390	$76,153
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and operating lease right of use assets, net:

(in thousands USD)	June 30, 2022	December 31, 2021
United States	$4,790	$5,837
Latin America	4,321	3,704
Total long-lived assets	$9,111	$9,541
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
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	Organization Restructuring
Balance as of December 31, 2021	$552
Restructuring charges	915
Payments	(982)
Balance as of June 30, 2022	$485
Note 14 - Warrants
The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the Unaudited Condensed Consolidated Balance Sheets.
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's Class A common stock upon exercise of such warrant. The fair value of private placement warrants was remeasured as of June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized a loss of $0.5 million and $1.0 million respectively on private placement warrants to reflect the change in fair value. Refer to Note 4, Fair Value Measurements, for additional information.
As of June 30, 2022, there were 8,049,980 public warrants and 2,811,250 private placement warrants outstanding.
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
Class A Common Stock
As of June 30, 2022, the Company has 210,000,000 shares of Class A common stock authorized, and 48,171,500 shares issued and outstanding. Class A common stock has par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
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
On December 28, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility in accordance with the amendment dated November 15, 2021. As these common shares have been issued to and are held by the lender, and are contingently returnable to the Company under certain conditions, such shares are considered as issued and outstanding on the Company’s balance sheet, but are not included in earnings per share calculations for all periods presented. On June 3, 2022, the lenders returned 2,423,204 shares as part of the extinguishment of the First Lien Facility. See Note 9, Long-Term Debt, for further information.
On January 27, 2022, the Company issued 2,228,000 Restricted Stock Units (“RSU”) to senior employees and directors under the 2021 Equity Incentive Plan, of which 228,000 RSUs are subject to a service vesting condition and 2,000,000 RSUs are subject to market vesting requirement. See Note 17, Equity-based Arrangements, for further information.
On May 9, 2022, the Company issued an additional 2,208,960 RSUs to senior employees, directors, and board members, of which 1,197,180 RSUs are subject to a service vesting condition and 1,011,780 RSUs are subject to market vesting requirements. See Note 17, Equity-based Arrangements, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2022, no shares were issued and outstanding.
Prior to the Business Combination, the Company had three classes of equity: Class A ordinary shares, Class B ordinary shares and redeemable convertible preferred stock.
Legacy Class A and Class B Shares
As of December 31, 2020, the capital stock is represented by 431,682 Class A Shares and 37,538 Class B Shares. Holders of Class A Shares were entitled to one vote per share and Holders of Class B Shares are not entitled to vote. The common shares have no preemptive, subscription, redemption or conversion rights. In connection with the Business Combination, the Company converted its Class A and Class B ordinary shares outstanding into shares of the Company's Class A common stock. As of June 30, 2022, no shares of Class A and Class B ordinary shares were outstanding.
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
In connection with the Business Combination, all redeemable convertible preferred stock was converted into shares of Class A common stock on a one for one basis. As of June 30, 2022, no shares of redeemable convertible preferred stock were outstanding.
Note 16 – (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) earning per share, retroactively restated based on the Business Combination, attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD, except share and (loss) earning per share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(3,545)	$411	$(9,892)	$(3,454)

Weighted average number of common stock - basic and diluted	46,043,419	34,557,480	46,028,557	34,557,480

(Loss) income per common share attributable to common stockholders:
Basic	$(0.08)	$0.01	$(0.21)	$(0.10)
Diluted	(0.08)	0.01	(0.21)	(0.10)
The following table presents securities that are excluded from the computation of diluted net (loss) income per common stock as of the periods presented because including them would have been antidilutive:

	June 30,
	2022	2021
Public and private warrants	10,861,230	—
Class A common stock held by administrative agent with restricted resale rights	2,016,129	—
Unvested 2021 Plan awards for Class A shares with a service condition	1,152,284	—
Unvested 2021 Plan awards for Class A shares with a market condition	3,011,780	—
Redeemable convertible preferred stock	—	2,000,000
Unvested stock based compensation awards for Class A common stock with service and performance vesting conditions	—	1,500
Unvested stock based compensation awards for Class A shares upon occurrence of liquidity event	—	2,892
Note 17 – Equity-based Arrangements
The Company has granted various equity-based awards to its employees and board members as described below. The Company issues, authorized but unissued shares, for the settlement of equity-based awards.
2021 Equity Incentive Plan
In connection with the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on August 18, 2021, which became effective immediately upon the Closing. The 2021 Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company initially reserved 5,283,216 shares of Class A common stock for the issuance of awards under the 2021 Plan. The number of shares of Class A common stock available for issuance under the 2021 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; provided that the Board may act prior to January 1 of a given year to provide that the increase of such year will be a lesser amount of shares of Class A common stock.
On January 27, 2022, the Company issued 2,228,000 Restricted Stock Units ("RSU") to senior employees and directors, of which 228,000 RSUs are subject to a service vesting condition and 2,000,000 RSUs are subject to market vesting requirements.
The awards subject to a service vesting requirement will vest over a three year period until 2023. The portion of the awards related to the 2021 service period immediately vested on the grant date. The remaining awards vest and are expensed on a graded basis each year. The grant date fair value for the service vested RSUs under the 2021 Plan was approximately $1.0 million. On January 27, 2022, 87,999 RSUs subject to service vesting conditions vested, of which 13,462 were withheld for taxes. Expense during the three and six months ended June 30, 2022 related to the service vested RSUs was $0.2 million and $0.6 million respectively. The Company also cancelled 10,000 awards during the three and six months ended June 30, 2022.
The awards subject to a market vesting condition will expire after 6-10 years. The market condition is met if the volume-weighted average stock price reaches the specified stock price during the specified period. The grant date fair value for these RSUs was approximately $4.3 million. The Company recognized $0.3 million and $0.4 million of expense during the three and six months ended June 30, 2022 using straight line amortization over a derived service period of 3-7 years.
On May 9, 2022, the Company issued an additional 2,208,960 RSUs to senior employees, directors, and board members, of which 1,197,180 RSUs are subject to a service vesting condition and 1,011,780 RSUs are subject to market vesting requirements.
Of the RSUs subject to a service vesting condition, 1,103,180 awards will vest over a three year period until June 1, 2025. The remaining 94,000 awards will vest quarterly until December 31, 2022. The grant date fair value for all the service vested RSUs was approximately $5.4 million. For the three months ended June 30, 2022, 184,898 shares vested, of which 40,117 shares were withheld for taxes. Expense for the three and six months ended June 30, 2022 was $1.4 million.
The awards subject to a market vesting condition will vest over a period of five years from date of grant if a market condition is met. The market condition is met if the volume-weighted average stock price reaches the specified stock price during the specified period. The grant date fair value for these RSUs was approximately $2.9 million. Expense for the three and six months ended June 30, 2022 was $0.2 million using straight-line amortization over a derived service period of 1-4 years.
Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of Class A common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of Class A Common Stock will be 85% of the lesser of the fair market value of Class A Common Stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the six months ended June 30, 2022.
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
AgileThought, LLC PIP
In connection with the AgileThought, LLC acquisition in July 2019, the Company offered a performance incentive plan (“AT PIP”) to key AgileThought, LLC employees. Pursuant to the AT PIP, participants may receive up to an aggregate of 3,150 Class A shares based on the achievement of certain EBITDA-based performance metrics during each of the fiscal years as follows: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metrics were not met in 2021 or 2020 and the related awards were cancelled. The AT PIP was cancelled in August 2021.
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
The following table summarizes all of our equity-based awards activity for the plans described above:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding as of December 31, 2021	—	$—
Granted	4,436,960	3.40
Forfeited / cancelled	(10,000)	4.29
Vested	(272,897)	4.41
Awards outstanding as of June 30, 2022	4,154,063	3.08
As of June 30, 2022, the Company had $11.1 million of unrecognized stock-based compensation expense related to the 2021 Plan RSUs. The unrecognized stock-based compensation expense related to the RSUs is expected to be recognized over a weighted-average period of 2.8 years.

Note 18 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. As of June 30, 2022 and December 31, 2021, the Company had labor lawsuits in process, whose resolution is pending. As of June 30, 2022 and December 31, 2021, the Company has recorded liabilities for labor lawsuits and/or litigation of $1.5 million and $1.4 million, respectively.
Note 19 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

(in thousands USD)	Six Months Ended June 30,
Supplemental disclosure of non-cash investing activities & cash flow information	2022	2021
Forgiveness of loans	$7,280	$1,306
Right-of-use assets obtained in exchange for operating lease liabilities	1,359	573
Cash paid during the period for interest	1,489	4,359
Fees due to creditor	—	4,000
Note 20 – Subsequent Events
On July 26, 2022, the Company exercised its option to extend the maturity date of the Exitus Capital Subordinated Debt an additional six months to January 26, 2023. The Company recognized an additional $0.5 million in debt issuance costs related to the loan extension.
On August 4, 2022, the Company entered into an amendment for the Subordinated Promissory Note with the AGS Group to extend the maturity date of the Subordinated Debt to January 31, 2023.
On August 10, 2022, the Company entered into a waiver and amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain post-closing obligations under the Blue Torch Credit Facility and an acceleration of the maturity of the loans made by the lenders thereunder to May 1, 2023 if the Company does not obtain regulatory approval to convert certain loans outstanding under the New Second Lien Facility into common stock of the Company.
On August 10, 2022, the Company entered into an amendment to the New Second Lien Facility to provide for the covenants and certain other provisions of the New Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). In addition, the amendment extends the maturity date of the Tranche A loans thereunder to September 15, 2026, and provides for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extends the maturity date of the Tranche B loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans.
Management has evaluated all subsequent events until August 12, 2022, when the unaudited condensed consolidated financial statements were issued. Accordingly, where applicable, the notes to these unaudited condensed consolidated financial statements have been updated and adjustments to the Company's unaudited condensed consolidated financial statements have been reflected.
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

For purposes of this item only, “AgileThought”,“the Company,” “we,” “us” or “our” refer to AgileThought, Inc. and its subsidiaries, unless the context otherwise requires.
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
For the three months ended June 30, 2022, we had 108 active clients, in the six months ended June 30, 2022, we had 120 active clients, and for the twelve months ended June 30, 2022, we had 166 active clients.
As of June 30, 2022 we had 7 delivery centers across the United States, Mexico, Brazil, Argentina and Costa Rica from which we deliver services to our clients. As of June 30, 2022, we had 2,253 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of June 30,		As of December 31,
Employees by Geography	2022	2021	2021
United States	291	367	355
Latin America	2,317	2,087	2,315
Total	2,608	2,454	2,670
Total headcount increased by 154 people from June 30, 2021 to June 30, 2022. The increase is related mainly to the hiring of 131 billable employees as a result of the requirements to staff new contracts obtained from 2021 and through the second quarter of 2022. Our Latin America based headcount increased by 230 people from June 30, 2021 to June 30, 2022 as a result of our focus to expand our talent footprint and become an employer of choice within the region, whereas our United States based headcount decreased by 76 people during the same period, mainly as a result of the observed attrition in the region.
The following table presents our revenue by geography for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geography (in thousands)	2022	2021	2022	2021
United States	$29,287	$25,423	$58,285	$49,943
Latin America	16,879	13,517	32,105	26,210
Total	$46,166	$38,940	$90,390	$76,153
For the three months ended June 30, 2022, our revenue was $46.2 million as compared to $38.9 million for the three months ended June 30, 2021. We generated 63.4% and 65.3% of our revenue from clients located in the United States and 36.6% and 34.7% of our revenue from clients located in Latin America for the three months ended June 30, 2022 and 2021, respectively.
The following table presents our (loss) income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
(Loss) income before income taxes	$(3,530)	$1,047	$(9,577)	$(3,396)
Our (loss) income before income taxes was $(3.5) million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and, for the same periods, our loss as a percentage of revenue was 7.6% and 2.7%, respectively.

Our loss before taxes was $9.6 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively, and for the same periods, our loss as percentage of revenue was 10.6% and 4.5%, respectively.

Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both U.S. headquartered and operated companies. For the three months ended June 30, 2022 and 2021, we had 55 and 61 active clients in the United States, respectively, for the six months ended June 30, 2022 and 2021, respectively, we had 60 and 68 active clients in the United States, and for the twelve month period ended June 30, 2022 and June 30, 2021 we had 74 and 90 active clients in the United States, respectively. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of June 30, 2022, we had 291 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.
Penetrate Existing Clients via Cross-Selling
We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $28.0 million, or 60.6%, and $25.5 million, or 65.5%, of our total revenue in the three months ended June 30, 2022 and 2021, respectively. Our ten largest active clients based on revenue accounted for $55.2 million, or 61.0%, and $50.2 million, or 65.9%, of our total revenue in the six months ended June 30, 2022 and 2021, respectively. The average revenue from our ten largest clients was $2.8 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, and was $5.5 million and $5.0 million in the six months ended June 30, 2022 and 2021, respectively. The following table shows the active client concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Three Months Ended June 30,		Percent of Revenue for Six Months Ended June 30,
Client Concentration	2022	2021	2022	2021
Top client	12.7%	13.5%	12.5%	13.4%
Top five clients	41.8%	43.7%	42.1%	45.7%
Top ten clients	60.6%	65.5%	61.0%	65.9%
Top twenty clients	77.8%	80.4%	78.0%	79.9%
The following table shows the number of our active clients by revenue for the periods presented:

	Three Months Ended June 30,		For Six Months Ended June 30,		For Twelve Months Ended June 30,
Active Clients by Revenue	2022	2021	2022	2021	2022	2021
Over $5 Million	1	1	5	4	9	8
$2 – $5 Million	5	4	5	5	12	7
$1 – $2 Million	4	5	13	7	11	12
Less than $1 Million	98	135	97	153	134	188
Total	108	145	120	169	166	215

Greater than $1 million	10	10	23	16	32	27
The decrease in the total number of active clients from June 30, 2021 to June 30, 2022 is mainly related to the completion of smaller customer projects and maintenance engagements in 2021 that were not subsequently renewed as a result of the remaining effects of the COVID-19 pandemic combined with our gradual efforts, starting during the second quarter of 2022, to de-emphasize non-core projects and to focus on strategic digital projects.
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
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of June 30, 2022, we had 2,608 employees. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 new delivery centers, including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2021 to June 30, 2022, our delivery headcount remained flat, mainly driven by the voluntary and involuntary attrition observed during the first half of 2022. As we continue to grow our relationships, we will expand our delivery centers in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues to materialize, and as we continue to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross Profit Margin	33.3%	31.1%	32.3%	30.3%
Adjusted Operating Income (in thousands)	$3,488	$1,767	$4,635	$3,748
Adjusted Net Income (Loss) (in thousands)	$1,932	$(946)	$1,495	$(1,191)
Adjusted Diluted EPS	$0.04	$(0.03)	$0.03	$(0.03)
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	32	27	32	27
Revenue concentration with top 10 clients as of end of period	60.6%	65.5%	61.0%	65.9%
Gross Profit Margin

We monitor gross profit margin to understand the profitability of the services we provide to our clients. Gross profit margin is calculated as net revenues for the period minus cost of revenue for the period, divided by net revenues.
Adjusted Operating Income
We define and calculate Adjusted Operating Income as (Loss) income from operations adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of contingent consideration obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus (gain) loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense (income), net.
Adjusted Net Income (Loss)
We define and calculate Adjusted Net Income (Loss) as Net (loss) income adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of contingent consideration obligations, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus (gain) loss on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest expenses and amortization of debt issuance cost and certain other expense, net.
Adjusted Diluted EPS
We define and calculate Adjusted EPS as Adjusted Net income, divided by the diluted weighted-average number of common shares outstanding for the period.
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
See “Non-GAAP Measures” for additional information and a reconciliation of (Loss) income from operations to Adjusted Operating Income (Loss) and Net (loss) income to Adjusted Net Income (Loss) and Adjusted Diluted EPS.
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
(Gain) Loss on Debt Extinguishment
(Gain) Loss on debt extinguishment represents the difference between the net carrying value of the old debt instrument and the fair value of the new debt instrument.
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
Other (Expense) Income
Other (expense) income consists of interest (expense) income on invested funds, impacts from foreign exchange transactions, gain on loan forgiveness and other non-operating expenses.
Income Tax (Benefit) Expense
Income tax (benefit) expense represents benefits or expenses associated with our operations based on the tax laws of the jurisdictions in which we operate. Our calculation of income tax (benefit) expense is based on tax rates and tax laws at the end of each applicable reporting period.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the presented periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenues	$46,166	$38,940	$90,390	$76,153
Cost of revenue	30,775	26,812	61,175	53,043
Gross profit	15,391	12,128	29,215	23,110
Operating expenses:
Selling, general and administrative expenses	11,607	10,189	24,226	18,957
Depreciation and amortization	1,737	1,719	3,491	3,493
Change in fair value of contingent consideration obligations	—	(2,200)	—	(2,200)
Change in fair value of embedded derivative liabilities	—	(1,112)	—	(2,522)
Change in fair value of warrant liability	478	—	956	—
(Gain) Loss on debt extinguishment	(950)	—	6,186	—
Equity-based compensation expense	2,019	—	2,537	12
Restructuring expenses	162	12	915	22
Other operating expenses, net	575	472	1,196	1,107
Total operating expenses	15,628	9,080	39,507	18,869
(Loss) income from operations	(237)	3,048	(10,292)	4,241
Interest expense	(2,779)	(3,724)	(6,092)	(8,052)
Other (expense) income	(514)	1,723	6,807	415
(Loss) income before income tax	(3,530)	1,047	(9,577)	(3,396)
Income tax (benefit) expense	(28)	499	223	(109)
Net (loss) income	(3,502)	548	(9,800)	(3,287)
Net income attributable to noncontrolling interests	43	137	92	167
Net (loss) income attributable to the Company	$(3,545)	$411	$(9,892)	$(3,454)
The following table sets forth our unaudited condensed consolidated statements of operations information expressed as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.7%	68.9%	67.7%	69.7%
Gross profit	33.3%	31.1%	32.3%	30.3%
Operating expenses:
Selling, general and administrative expenses	25.1%	26.2%	26.8%	24.9%
Depreciation and amortization	3.8%	4.4%	3.9%	4.6%
Change in fair value of contingent consideration obligations	—%	(5.6)%	—%	(2.9)%
Change in fair value of embedded derivative liabilities	—%	(2.9)%	—%	(3.3)%
Change in fair value of warrant liability	1.0%	—%	1.1%	—%
Loss on debt extinguishment	(2.1)%	—%	6.8%	—%
Equity-based compensation expense	4.4%	—%	2.8%	—%
Restructuring expenses	0.4%	—%	1.0%	—%
Other operating expenses, net	1.2%	1.2%	1.3%	1.5%
Total operating expenses	33.9%	23.3%	43.7%	24.8%
Income (loss) from operations	(0.5)%	7.8%	(11.4)%	5.6%

Interest expense	(6.0)%	(9.6)%	(6.7)%	(10.6)%
Other income (expense)	(1.1)%	4.4%	7.5%	0.5%
(Loss) income before income tax	(7.6)%	2.7%	(10.6)%	(4.5)%
Income tax expense (benefit)	(0.1)%	1.3%	0.2%	(0.1)%
Net (loss) income	(7.6)%	1.4%	(10.8)%	(4.3)%
Net income attributable to noncontrolling interests	0.1%	0.4%	0.1%	0.2%
Net (loss) income attributable to the Company	(7.7)%	1.1%	(10.9)%	(4.5)%
Comparison of the three months ended June 30, 2022 and 2021
Net revenues

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Net Revenues	$46,166	$38,940	18.6%
Net revenues for the three months ended June 30, 2022 increased $7.3 million, or 18.6%, to $46.2 million from $38.9 million for the three months ended June 30, 2021. The increase was mainly due to increases in services and expanded scope in projects with existing clients, and the commencement of new projects with new clients during the second quarter of 2022.
Net Revenues by Geographic Location

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
United States	$29,287	$25,423	15.2%
Latin America	16,879	13,517	24.9%
Total	$46,166	$38,940	18.6%
Net revenues from our United States operations for the three months ended June 30, 2022 increased $3.9 million, or 15.2%, to $29.3 million from $25.4 million for the three months ended June 30, 2021. The change was mainly driven by a $5.1 million increase in new projects and expanded scope of work. This was offset by $1.3 million of decreased scope with one of our existing clients.
Net revenues from our Latin America operations for the three months ended June 30, 2022 increased $3.4 million, or 24.9%, to $16.9 million from $13.5 million for the three months ended June 30, 2021. The change was driven by an increase of $3.7 million related to four major customers and $0.9 million comprised of multiple smaller projects, offset by a $1.2 million decrease related mainly to a milestone project observed during the second quarter of 2021, not recurring in 2022.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Time and materials	$32,851	$32,252	1.9%
Fixed price	13,315	6,688	99.1%
Total	$46,166	$38,940	18.6%
Net revenues from our time and materials contracts for the three months ended June 30, 2022 increased approximately $0.6 million, or 1.9%, to $32.9 million from $32.3 million for the three months ended June 30, 2021. The main driver of the net variation is related to the increase in service volume with existing and new customers under the time and materials revenue model. Net revenues from our fixed price contracts for the three months ended June 30, 2022 increased $6.6 million, or 99.1%, to $13.3 million from $6.7 million for the three months ended June 30, 2021. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenue	$30,775	$26,812	14.8%
% of net revenues	66.7%	68.9%
Cost of revenue for the three months ended June 30, 2022 increased $4.0 million, or 14.8%, to $30.8 million from $26.8 million for the three months ended June 30, 2021. The increase was primarily driven by the increase in scope of work from existing clients and new scope of work from our new clients as evidenced by our revenue growth from June 30, 2021 to June 30, 2022.
Selling, general and administrative expenses

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Selling, general and administrative expenses	$11,607	$10,189	13.9%
% of net revenues	25.1%	26.2%
Selling, general and administrative expenses for the three months ended June 30, 2022 increased $1.4 million, or 13.9%, to $11.6 million from $10.2 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $1.0 million related to increased headcount and salaries, and an increase of $0.9 million of software and equipment rent offset by a decrease of $0.5 million in professional fees.
Depreciation and amortization

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$1,737	$1,719	1.0%
% of net revenues	3.8%	4.4%
Depreciation and amortization for three months ended June 30, 2022 and 2021, was $1.7 million, respectively.
Change in fair value of embedded derivative liabilities

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$—	$(1,112)	(100.0)%
% of net revenues	—%	(2.9)%
Change in fair value of embedded derivative liabilities for the three months ended June 30, 2021 resulted in a gain of $1.1 million. The gain was primarily driven by the change in the discount rate used estimate the fair value of embedded derivative liabilities from March 31, 2021 to June 30, 2021. There was no change in fair value of embedded derivative liabilities for three months ended June 30, 2022 as the embedded derivative liability was settled during the third quarter of 2021 as a result of the Business Combination.

Change in fair value of warrant liability

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of warrant liability	$478	$—	100.0%
% of net revenues	1.0%	—%
Change in fair value of warrant liability for the three months ended June 30, 2022 resulted in a loss of $0.5 million. The loss was primarily driven by an increase in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from March 31, 2022 to June 30, 2022. There was no warrant liability during the second quarter of 2021.
Gain on debt extinguishment

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Gain on debt extinguishment	$(950)	$—	100.0%
% of net revenues	(2.1)%	—%
Gain on debt extinguishment for the three months ended June 30, 2022 of $1.0 million was due to the extinguishment of the First Lien Facility, refer to Note 8, Long-Term Debt, for further information.
Equity-based compensation expense

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Equity-based compensation expense	$2,019	$—	100.0%
% of net revenues	4.4%	—%
Equity-based compensation expense for the three months ended June 30, 2022 increased $2.0 million, or 100.0%. The Company issued an additional 2,208,960 RSUs during three months ended June 30, 2022 under the 2021 Equity plan and recognized $2.0 million equity-based compensation expense. No expense was recognized during the three months ended June 30, 2021 related to the 2020 Equity Plan. Refer to Note 17, Equity-based Arrangements, for further information.
Restructuring expenses

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Restructuring expenses	$162	$12	>1000.0%
% of net revenues	0.4%	—%
Restructuring expenses for the three months ended June 30, 2022 increased $0.2 million, or over 1,000.0%, to $0.2 million from less than $0.1 million for the three months ended June 30, 2021. The increase was primarily due to additional costs related to restructuring activities implemented during the first quarter of 2022.

Other operating expenses, net

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other operating expense, net	$575	$472	21.8%
% of net revenues	1.2%	1.2%
Other operating expense, net for three months ended June 30, 2022 increased $0.1 million, or 21.8%, to $0.6 million from and $0.5 million for the three months ended June 30, 2021. This was mainly driven by increased fees for tax audit consultants.
Interest expense

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Interest expense	$(2,779)	$(3,724)	(25.4)%
% of net revenues	(6.0)%	(9.6)%
Interest expense for the three months ended June 30, 2022 decreased $0.9 million, or 25.4%, to $2.8 million from $3.7 million for the three months ended June 30, 2021. The decrease was primarily due to the reduction in the principal debt obligation since June 30, 2021.
Other (expense) income

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other (expense) income	$(514)	$1,723	(129.8)%
% of net revenues	(1.1)%	4.4%
Other (expense) income for the three months ended June 30, 2022 decreased $2.2 million, or 129.8%, to $(0.5) million from $1.7 million for the three months ended June 30, 2021. The change was primarily driven by a $1.0 million decrease in net foreign currency exchange losses and a $1.2 million gain related to the loan forgiveness granted in June 2021 on a PPP Loan.
Income tax (benefit) expense

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Income tax (benefit) expense	$(28)	$499	(105.6)%
Effective income tax rate	0.8%	47.7%
Income tax (benefit) expense for the three months ended June 30, 2022 decreased $0.5 million, or 105.6%, to less than $0.1 million from $0.5 million for the three months ended June 30, 2021 due to discrete tax items recorded in the second quarter of 2021 and differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Comparison of the six months ended June 30, 2022 and 2021
Net revenues

Six Months Ended June 30,		% Change
2022	2021	2022 vs. 2021

(in thousands, except percentages)
Net Revenues	$90,390	$76,153	18.7%
Net revenues for the six months ended June 30, 2022 increased $14.2 million, or 18.7%, to $90.4 million from $76.2 million for the six months ended June 30, 2021. The increase was mainly due to increases in services and expanded scope in projects with existing clients, and the commencement of new projects with new clients during the six months ended June 30, 2022.
Net Revenues by Geographic Location

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
United States	$58,285	$49,943	16.7%
Latin America	32,105	26,210	22.5%
Total	$90,390	$76,153	18.7%
Net revenues from our United States operations for the six months ended June 30, 2022 increased $8.4 million, or 16.7%, to $58.3 million from $49.9 million for the six months ended June 30, 2021. The change was mainly driven by a $11.9 million increase in new projects and expanded scope of work with existing customers. This was offset by $3.5 million of decreased scope with two of our existing clients.
Net revenues from our Latin America operations for the six months ended June 30, 2022 increased $5.9 million, or 22.5%, to $32.1 million from $26.2 million for the six months ended June 30, 2021. The change was driven by an increase of $7.5 million related to increased volume in retail and financial services clients, offset by a $1.2 million decrease in revenues related to a milestone project with a customer from the financial services industry during the second quarter of 2021 that was not re-occurring in 2022 and $0.4 million decrease from other customers as a result of project scope reductions.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Time and materials	$66,102	$62,792	5.3%
Fixed price	24,288	13,361	81.8%
Total	$90,390	$76,153	18.7%
Net revenues from our time and materials contracts for the six months ended June 30, 2022 increased approximately $3.3 million, or 5.3%, to $66.1 million from $62.8 million for the six months ended June 30, 2021. The main driver of the net variation is related to the increase in service volume with existing and new customers under the time and materials revenue model. Net revenues from our fixed price contracts for the six months ended June 30, 2022 increased $10.9 million, or 81.8%, to $24.3 million from $13.4 million for the six months ended June 30, 2021. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenue	$61,175	$53,043	15.3%
% of net revenues	67.7%	69.7%
Cost of revenue for the six months ended June 30, 2022 increased $8.1 million, or 15.3%, to $61.2 million from $53.0 million for the six months ended June 30, 2021. The increase was primarily driven by the increase in scope of work from an existing client and new scope of work from new clients consistent with our revenue growth from June 30, 2021 to June 30, 2022.
Selling, general and administrative expenses

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Selling, general and administrative expenses	$24,226	$18,957	27.8%
% of net revenues	26.8%	24.9%
Selling, general and administrative expenses for the six months ended June 30, 2022 increased approximately $5.3 million, or 27.8%, to $24.2 million from $19.0 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $2.9 million related to increased headcount and salaries, an increase of $1.7 million of software and equipment rent, and an increase of $1.0 million in insurance expense, offset by a decrease of $0.3 million professional fees.
Depreciation and amortization

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$3,491	$3,493	(0.1)%
% of net revenues	3.8%	4.6%
Depreciation and amortization for six months ended June 30, 2022 and 2021, was $3.5 million, respectively.
Change in fair value of embedded derivative liabilities

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$—	$(2,522)	(100.0)%
% of net revenues	—%	(3.3)%
Change in fair value of embedded derivative liabilities for the six months ended June 30, 2021 resulted in a gain of $2.5 million. The gain was primarily driven by the change in the discount rate used to estimate the fair value of embedded derivative liabilities from February 2, 2021 (inception date) to June 30, 2021. There was no change in fair value of embedded derivative liabilities for six months ended June 30, 2022 as the embedded derivative liability was settled during the third quarter of 2021 as a result of the Business Combination.
Change in fair value of warrant liability

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of warrant liability	$956	$—	100.0%
% of net revenues	1.0%	—%
Change in fair value of warrant liability for the six months ended June 30, 2022 resulted in a loss of $1.0 million. The loss was primarily driven by an increase in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2021 to June 30, 2022. There was no warrant liability during the first half of 2021.

Loss on debt extinguishment

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Loss on debt extinguishment	$6,186	$—	100.0%
% of net revenues	6.8%	—%
Loss on debt extinguishment for the six months ended June 30, 2022 of $6.2 million was due to an amendment signed on March 30, 2022 for the First Lien Facility resulting in a $7.1 million loss offset by the $0.9 million gain on debt extinguishment recognized on May 27, 2022 when the Company extinguished the First Lien Facility, refer to Note 8, Long-Term Debt, for further information.
Equity-based compensation expense

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Equity-based compensation expense	$2,537	$12	>1000.0%
% of net revenues	2.8%	—%
Equity-based compensation expense for the six months ended June 30, 2022 increased $2.5 million, or over 1000.0%, to $2.5 million from less than $0.1 million for the six months ended June 30, 2021. The Company issued 4,436,960 RSUs during six months ended June 30, 2022 under the 2021 Equity Incentive Plan. In total, the awards under the 2021 Equity Incentive Plan resulted in $2.5 million equity-based compensation expense that was recognized during the six months ended June 30, 2022. Refer to Note 17, Equity-based Arrangements, for further information.
Restructuring expenses

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Restructuring expenses	$915	$22	>1000.0%
% of net revenues	1.0%	—%
Restructuring expenses for the six months ended June 30, 2022 increased $0.9 million, or over 1,000.0%, to $0.9 million from less than $0.1 million for the six months ended June 30, 2021. The increase was primarily due to additional organization restructuring activities implemented during the first quarter of 2022.
Other operating expenses, net

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other operating expense, net	$1,196	$1,107	8.0%
% of net revenues	1.3%	1.5%
Other operating expense, net for six months ended June 30, 2022 increased $0.1 million, or 8.0%, to $1.2 million from $1.1 million for the six months ended June 30, 2021. This was mainly driven by increased fees for tax audit consultants.

Interest expense

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Interest expense	$(6,092)	$(8,052)	(24.3)%
% of net revenues	(6.7)%	(10.6)%
Interest expense for the six months ended June 30, 2022 decreased $2.0 million, or 24.3%, to $6.1 million from $8.1 million for the six months ended June 30, 2021. The decrease was primarily due to the reduction in the principal debt obligation since June 30, 2021.
Other income (expense)

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other income (expense)	$6,807	$415	>1000.0%
% of net revenues	7.5%	0.5%
Other income (expense) for the six months ended June 30, 2022 increased $6.4 million, or over 1,000.0%, to $6.8 million from $0.4 million for the six months ended June 30, 2021. The change was driven by a $0.8 million decrease in net foreign currency exchange losses and an increase of the $6.0 million gain related to the PPP loan forgiveness.
Income tax expense (benefit)

	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Income tax expense (benefit)	$223	$(109)	(304.6)%
Effective income tax rate	(2.3)%	3.2%
Income tax expense (benefit) for the six months ended June 30, 2022 increased $0.3 million, or 304.6%, to $0.2 million from $(0.1) million for the six months ended June 30, 2021 due to discrete tax items recorded in the first half of 2021 and differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Non-GAAP Measures
To supplement our consolidated financial data presented on a basis consistent with U.S. GAAP, we present certain non-GAAP financial measures, including Adjusted Operating Income (Loss), Adjusted Net (Loss) Income and Adjusted Diluted EPS. We have included the non-GAAP financial measures because they are financial measures used by our management to evaluate our core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. The measures exclude certain expenses that are required under U.S. GAAP. We exclude certain non-cash expenses and certain items that are not part of our core operations.
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
We define and calculate our non-GAAP financial measures as follows:
•Adjusted Operating Income (Loss): (Loss) income from operations adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of contingent consideration obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus (gain) loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense (income), net.
The following table presents the reconciliation of our Adjusted Operating Income (Loss) to our (Loss) income from operations, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2022	2021	2022	2021
(Loss) income from operations	$(237)	$3,048	$(10,292)	$4,241
Change in fair value of embedded derivative liability	—	(1,112)	—	(2,522)
Change in fair value of contingent consideration	—	(2,200)	—	(2,200)
Change in fair value of warrant liability	478	—	956	—
Equity-based compensation expense	2,019	—	2,537	12
Restructuring expenses[1]	162	12	915	22
(Gain) loss on debt extinguishment	(950)	—	6,186	—
Intangible assets amortization	1,620	1,547	3,228	3,087
Transaction costs	—	467	9	795
Other operating income, net[2]	396	5	1,096	313
Adjusted Operating Income	$3,488	$1,767	$4,635	$3,748
1 - Represents restructuring expenses associated with the ongoing reorganization of our business operations and realignment efforts. Refer to Note 13, Restructuring, within our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
2 - Represents professional service fees primarily comprised of legal fees in connection with debt modifications, tax consulting fees in connection with review advisory and corporate consolidation project assessments, as well as a non-recurring recruiting fee.
•Adjusted Net Income (Loss): Net (loss) income adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of contingent consideration obligations, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus (gain) loss on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest and amortization of debt issuance cost and certain other expense, net.
•Adjusted Diluted EPS: Adjusted Net income, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of our Adjusted Net Income (Loss) to our Net (loss) income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD, except share data)	2022	2021	2022	2021
Net (loss) income	$(3,502)	$548	$(9,800)	$(3,287)
Change in fair value of embedded derivative liability	—	(1,112)	—	(2,522)
Change in fair value of contingent consideration	—	(2,200)	—	(2,200)
Change in fair value of warrant liability	478	—	956	—
Equity-based compensation expense	2,019	—	2,537	12
Restructuring expenses	162	12	915	22
Foreign exchange loss (gain)[1]	259	(596)	7	740
Gain on debt extinguishment and debt forgiveness	(950)	(1,243)	(1,094)	(1,306)
Intangible assets amortization	1,620	1,547	3,228	3,087
Transaction costs	—	467	9	795
Paid in kind interests and amortization of debt issuance cost	1,203	1,486	3,177	2,959
Other expense, net[2]	643	145	1,560	509
Adjusted Net Income (Loss)	$1,932	$(946)	$1,495	$(1,191)
Number of shares used in Adjusted Diluted EPS	46,340,888	34,557,480	46,326,025	34,557,480
Adjusted Diluted EPS	$0.04	$(0.03)	$0.03	$(0.03)
1 - Represents foreign exchange loss (gain) due to foreign currency transactions
2 - Represents professional service fees primarily comprised of legal fees in connection with debt modifications as well as other miscellaneous non-operating/ non-recurring items.
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
As of June 30, 2022, we had $11.1 million of available cash and cash equivalents, an increase of $2.6 million from December 31, 2021. We believe that we will have sufficient financial resources to fund our operations for the next 12 months. We are continuously looking to implement strategies to improve our profitability and reduce expenses.

Debt

Blue Torch Credit Facility
On May 27, 2022, the Company entered into a financing agreement ("Blue Torch Credit Facility") by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent. The Blue Torch Credit Facility is secured by substantially all of the Company’s and the Guarantors’ properties and assets and provides for a term loan of $55.0 million and a revolving credit facility with an aggregate principal limit not to exceed $3.0 million at any time outstanding. On May 27, 2022, the Company borrowed the full $55.0 million under the term loan. On June 28, 2022, the Company borrowed $3.0 million under the revolving credit facility. The Company has agreed to make quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The remaining principal balance under the term loan and any loans drawn under the revolving credit facility will be due on May 27, 2026, the maturity date. The revolving credit facility bears a 2.00% annual usage fee on the undrawn portion of the facility. Interest is paid quarterly for both loans, and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 7.0% to 9.0% depending on the Total Leverage Ratio. Interest on each loan shall be payable on the last day of the then effective interest period applicable to such loan and at maturity. The Company recognized $5.0 million in debt issuance costs.

On August 10, 2022, the Company entered into a waiver and amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain post-closing obligations under the Blue Torch Credit Facility and an acceleration of the maturity of the loans made by the lenders thereunder to May 1, 2023 if the Company does not obtain regulatory approval to convert certain loans outstanding under the New Second Lien Facility into common stock of the Company.

First Lien Facility
In 2018, the Company entered into a revolving credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $1.5 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing limit to $5.0 million. Also in 2018, the Company entered into a term loan credit agreement with Monroe Capital Management Advisors LLC that permits the Company to borrow up to $75.0 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing amount to $98.0 million. Interest on the revolving credit agreement and term loan agreement (“First Lien Facility”) are paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest may be incurred during periods of loan covenant default.
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
From September 30, 2021 to October 29, 2021, the Company entered into various amendments to extend the due date of the $4.0 million in principal payments previously due September 30, 2021 to November 19, 2021.
On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment originally due September 30, 2021. The Company paid with proceeds from the New Second Lien Facility (defined below). Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of Class A Common Stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7.0 million worth of the Company’s Class A Common Stock for nominal consideration. The warrants will be issued on the earlier of full repayment of outstanding deferred fees or August 29, 2023. In addition, the Company may be required to pay the First Lien lenders cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms.
On November 22, 2021, the Company entered into an amendment that required sixty percent (60%) of proceeds from equity issuances be used to repay the outstanding balance on the First Lien Facility. On December 27, 2021, the Company closed a follow on stock offering resulting in $21.8 million of net proceeds, of which $13.7 million was used as payment of the outstanding principal and interest balances for the First Lien Facility.
On March 30, 2022, the Company entered into an amendment with the First Lien and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period of March 31, 2022 was reset. As consideration for entering into this amendment, the Company agreed to pay the First Lien Facility’s administrative agent a fee equal to $0.5 million. The fee would be fully earned as of March 30, 2022 and due and payable upon the end of the term loan. However, the agreement provided that the fee shall be waived in its entirety if final payment in full occurred prior to or on May 30, 2022. This modification triggered by this new amendment was determined to be substantially different to the old instrument, therefore the modification was accounted for as an extinguishment and the debt instrument was adjusted to fair value as of the March 31, 2022. The Company recognized a loss on debt extinguishment of $7.1 million in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.
On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments on the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Beginning on August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining fees. At June 30, 2022, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities and Other noncurrent liabilities in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2022 and December 31, 2021, respectively. The Company recognized a gain on debt extinguishment of $1.0 million for the three months ended June 30, 2022 and a loss on debt extinguishment of $6.2 million for the six months ended June 30, 2022.

Second Lien Facility
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) that permited the Company to borrow $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest was capitalized every six months and payable when the note was due. Immediately prior to the Business Combination, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the Company's Class A ordinary shares, which were converted into the Company's Class A common stock as a result of the Business Combination. Concurrently with the conversion, the Company amortized the remaining $0.1 million of unamortized debt issuance costs and recognized incremental interest expense in the Unaudited Condensed Consolidated Statements of Operations.

New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer. The New Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The New Second Lien Facility has an original maturity date of March 15, 2023. If the Blue Torch Credit Facility, as the first lien facility, remains outstanding on December 15, 2022, the maturity date of the New Second Lien Facility will be extended to May 10, 2024. As the Company does not intend to pay the outstanding balance under the Blue Torch Credit Facility prior to the maturity of the New Second Lien Facility on March 15, 2023, the amounts outstanding under the New Second Lien Facility are classified as noncurrent in the Unaudited Condensed Consolidated Balance Sheet. The New Second Lien Facility also includes an option for the Company to extend the maturity date an additional 18 months. The Company recognized $0.9 million in debt issuance costs with the issuance.
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
On May 27, 2022, the Company entered into an amendment and ratified the New Second Lien Facility and replaced references to the First Lien Facility with the Blue Torch Credit Facility.

On August 10, 2022, the Company entered into an amendment to the New Second Lien Facility to provide for the covenants and certain other provisions of the New Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). In addition, the amendment extends the maturity date of the Tranche A loans thereunder to September 15, 2026, and provides for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extends the maturity date of the Tranche B loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans.

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

Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matures on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022 (“Extended Maturity Date”). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20.0% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed. The Subordinated Promissory Note can only be repaid after the settlement of the Blue Torch Credit Facility. On August 4, 2022, the Company entered into an amendment with the AGS Group to extend the maturity date of the Subordinated Debt to January 31, 2023.

Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). No periodic interest payments are made and the loan was due on January 26, 2022, with an option to extend up to two additional six month terms. Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. Payment of any and all of the Subordinated Debt shall be subordinate of all existing senior debt. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. On January 25, 2022, the Company exercised the option to extend the loan an additional six months to July 26, 2022. The Company recognized an additional $0.5 million in debt issuance costs related to the loan extension. On July 26, 2022, the Company exercised the option to extend the loan an additional six months to January 26, 2023.
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(8,495)	$(3,196)
Net cash used in investing activities	(394)	(494)
Net cash provided by (used in) financing activities	11,538	(1,992)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 increased by approximately $5.3 million to $8.5 million from $3.2 million for the six months ended June 30, 2021. The increase was mainly driven by an increase of $6.5 million in net loss and a decrease of $9.7 million resulting from changes in our operating assets and liabilities offset by an increase of $10.9 million in non-cash items.
The decrease of $9.7 million resulting from changes in our operating assets and liabilities was primarily driven by (i) a decrease of $19.5 million in accounts payable, (ii) a decrease of $1.0 million in accrued liabilities, (iii) a decrease of $0.5 million in income taxes payable, and (iv) a $0.1 million change in lease liability offset by (i) a decrease of $5.8 million in prepaid expenses and guarantee deposits, (ii) a $1.4 million increase of deferred revenue, (iii) a decrease of $1.9 million in accounts receivable and (iv) a decrease of $2.3 million in current VAT receivables and other taxes payable
The increase of $10.9 million in non-cash items was driven by (i) an increase of $2.3 million in the foreign currency remeasurement, (ii) a $6.2 million loss on debt extinguishment, (iii) an increase of $2.5 million of share-based compensation, (iv) an increase of $0.9 million from the change in fair value of privately held warrants, (v) an increase of $1.4 million of debt issuance costs, (vi) an increase of $2.5 million due to no embedded derivative liability in 2022, (vii) a $2.1 million increase in obligations for contingent purchase price offset, and (viii) a $1.4 million increase in paid in kind interest offset by (i) the increase on gain on the forgiveness of the PPP loan of $6.0 million and (ii) the decrease in accretion from convertible notes of $2.4 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 decreased $0.1 million to $0.4 million from $0.5 million for the six months ended June 30, 2021 as a result of a decrease in capital expenditures.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 increased $13.5 million to $11.5 million from $(2.0) million for the six months ended June 30, 2021. The increase in net cash provided was primarily driven by (i) proceeds of $58.0 million from the Blue Torch Facility in 2022 offset by $0.7 million received from the subordinated promissory note in 2021 offset by (i) an increase in repayment of borrowings of $14.5 million, (ii) a decrease in $20.0 million in share capital received due to the issuance of preferred stock in 2021, (iii) an increase of $0.3 million of tax withholding for equity-based compensation, and (iv) an increase in $9.0 million of debt issuance payments.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2022:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$83,648	$7,925	$4,993	$70,730	$—
Operating lease obligations	5,761	2,586	2,587	588	—
Total	$89,409	$10,511	$7,580	$71,318	$—
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
Critical Accounting Policies and Estimates
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
Based on the evaluation of our disclosure controls and procedures and considering the material weakness that still remains related to the proper application of revenue recognition related to our Latin America business, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the closing of the transaction, the Company obtained $5.7 million from the trust account, $27.6 million from the private sale of Class A Common Stock. The Company paid $4.3 million to the First Lien Facility lenders and $14 million transactions costs to a total remaining cash balance of $15 million available without restriction and available for general corporate purposes. Since the Business Combination, the Company has used the proceeds to fund operating expenses in combination with cash generated from operations. As of June 30, 2022, the Company had no remaining proceeds from the transaction on the balance sheet.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 26, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2021).
10.1+#	Employment Agreement, dated May 2, 2022, by and between Amit Singh and AgileThought, LLC.
10.2+
Blue Torch Financing Agreement, dated May 27, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2022).

10.4
Amendment to Equity Issuance Agreement, dated May 27, 2022, between the Company and Monroe Capital Management Advisors, LLC, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2022).

10.5+
Third Amendment to the Credit Agreement, dated May 27, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2022).

10.6
Subordination and Intercreditor Agreement, dated May 27, 2022, by and between Blue Torch Finance LLC, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2022).

10.7+
Fourth Amendment to the Credit Agreement, dated August 10, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC

10.8+
First Amendment to the Blue Torch Financing Agreement, dated August 10, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent

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

Dated: August 12, 2022

AGILETHOUGHT, INC.

By:	/s/ Amit Singh
Amit Singh
Chief Financial Officer