Form 10-Q
period 2022-09-30
AgileThought, Inc.
filed 2022-11-14
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 48,243,382 shares of common stock as of November 9, 2022.

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
2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AgileThought, Inc. Unaudited Condensed Consolidated Balance Sheets

(in thousands USD, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$10,361	$8,640
Accounts receivable, net	33,261	31,387
Prepaid expenses and other current assets	4,145	7,490
Current VAT receivables	7,535	9,713
Total current assets	55,302	57,230
Property and equipment, net	3,198	3,107
Goodwill and indefinite-lived intangible assets	86,563	86,694
Finite-lived intangible assets, net	61,999	66,233
Operating lease right of use assets, net	5,578	6,434
Other noncurrent assets	642	1,612
Total noncurrent assets	157,980	164,080
Total assets	$213,282	$221,310

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,619	$20,970
Accrued liabilities	11,547	9,778
Income taxes payable	100	97
Other taxes payable	8,651	9,733
Current portion of operating lease liabilities	1,953	2,834
Deferred revenue	2,690	1,789
Purchase price obligation note payable	9,364	8,791
Current portion of long-term debt and financing obligations	11,689	14,838
Embedded derivative liabilities	25	—
Other current liabilities	3,452	—
Total current liabilities	60,090	68,830
Long-term debt and financing obligations, net of current portion	66,291	42,274
Deferred tax liabilities, net	2,753	2,762
Operating lease liabilities, net of current portion	2,717	3,759
Warrant liability	2,250	2,137
Long-term, embedded derivative liabilities	6,083	—
Other noncurrent liabilities	—	6,900
Total liabilities	140,184	126,662
Commitments and contingencies (Note 18)

Stockholders' Equity
Class A common stock $0.0001 par value, 210,000,000 shares authorized, 48,243,382 and 50,402,763 shares issued as of September 30, 2022 and December 31, 2021, respectively	5	5
Treasury stock, 2,675,288 and 181,381 shares at cost as of September 30, 2022 and December 31, 2021, respectively	(655)	(294)
Additional paid-in capital	203,565	198,649
Accumulated deficit	(111,229)	(86,251)
Accumulated other comprehensive loss	(18,572)	(17,362)
Total stockholders' equity attributable to the Company	73,114	94,747
Noncontrolling interests	(16)	(99)
Total stockholders' equity	73,098	94,648
Total liabilities and stockholders' equity	$213,282	$221,310
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD, except share data)	2022	2021	2022	2021
Net revenues	$43,395	$40,420	$133,785	$116,573
Cost of revenue	28,517	29,666	89,692	82,709
Gross profit	14,878	10,754	44,093	33,864

Operating expenses:
Selling, general and administrative expenses	13,097	11,188	37,323	30,145
Depreciation and amortization	1,777	1,746	5,268	5,239
Change in fair value of purchase price obligation	—	—	—	(2,200)
Change in fair value of embedded derivative liabilities	(2,906)	(1,884)	(2,906)	(4,406)
Change in fair value of warrant liability	(843)	(759)	113	(759)
Loss on debt extinguishment	11,708	—	17,894	—
Equity-based compensation expense	2,018	6,469	4,555	6,481
Restructuring expense (income)	471	(135)	1,386	(113)
Other operating expenses (income), net	1,213	(96)	2,409	1,011
Total operating expenses	26,535	16,529	66,042	35,398
Loss from operations	(11,657)	(5,775)	(21,949)	(1,534)

Interest expense, net	(3,143)	(4,065)	(9,235)	(12,117)
Other (expense) income	(154)	(851)	6,653	(436)
Loss before income taxes	(14,954)	(10,691)	(24,531)	(14,087)

Income tax expense (benefit)	135	96	358	(13)
Net loss	(15,089)	(10,787)	(24,889)	(14,074)

Net (loss) income attributable to noncontrolling interests	(3)	(188)	89	(21)
Net loss attributable to the Company	$(15,086)	$(10,599)	$(24,978)	$(14,053)

Loss earning per share (Note 16):
Basic and Diluted Class A common stock	$(0.33)	$(0.28)	$(0.54)	$(0.39)

Weighted average number of shares:
Basic and Diluted Class A common stock	46,182,392	37,633,267	46,080,399	35,612,677
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2022	2021	2022	2021
Net loss	$(15,089)	$(10,787)	$(24,889)	$(14,074)
Actuarial loss	—	—	3	—
Foreign currency translation adjustments	(626)	(886)	(1,219)	(122)
Comprehensive loss	(15,715)	(11,673)	(26,105)	(14,196)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(5)	(154)	83	(15)
Comprehensive loss attributable to the Company	$(15,710)	$(11,519)	$(26,188)	$(14,181)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2021	50,402,763	$5	181,381	$(294)	$198,649	$(86,251)	$(17,362)	$(99)	$94,648
Net (loss) income	—	—	—	—	—	(6,347)	—	49	(6,298)
Equity-based compensation	87,999	—	—	—	518	—	—	—	518
Employee withholding taxes paid related to net share settlements	(17,359)	—	17,359	(97)	97	—	—	—	—
Redemption of public warrants	20	—	—	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	—	344	(3)	341
March 31, 2022	50,473,423	5	198,740	(391)	199,264	(92,598)	(17,014)	(53)	89,213
Net (loss) income	—	—	—	—	—	(3,545)	—	43	(3,502)
Equity-based compensation	161,398	—	—	—	2,019	—	—	—	2,019
Employee withholding taxes paid related to net share settlements	(40,117)	—	40,117	(206)	206	—	—	—	—
Monroe share settlement	(2,423,204)	—	2,423,204	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	—	—	—	(933)	(1)	(934)
June 30, 2022	48,171,500	5	2,662,061	(597)	201,489	(96,143)	(17,948)	(11)	86,795
Net loss	—	—	—	—	—	(15,086)	—	(3)	(15,089)
Equity-based compensation	85,109	—	—	—	2,018	—	—	—	2,018
Employee withholding taxes paid related to net share settlements	(13,227)	—	13,227	(58)	58	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(624)	(2)	(626)
September 30, 2022	48,243,382	$5	2,675,288	$(655)	$203,565	$(111,229)	$(18,572)	$(16)	$73,098

December 31, 2020	34,557,480	$3	151,950	$—	$101,494	$(66,181)	$(16,981)	$(137)	$18,198
Net (loss) income	—	—	—	—	—	(3,865)	—	30	(3,835)
Equity-based compensation	—	—	—	—	12	—	—	—	12
Foreign currency translation adjustments	—	—	—	—	—	—	(223)	5	(218)
March 31, 2021	34,557,480	3	151,950	—	101,506	(70,046)	(17,204)	(102)	14,157
Net income	—	—	—	—	—	411	—	137	548
Foreign currency translation adjustments	—	—	—	—	—	—	1,015	(33)	982
June 30, 2021	34,557,480	3	151,950	—	101,506	(69,635)	(16,189)	2	15,687
Net loss	—	—	—	—	—	(10,599)	—	(188)	(10,787)
Equity-based compensation	—	—	—	—	6,469	—	—	—	6,469
Foreign currency translation adjustments	—	—	—	—	—	—	(920)	34	(886)
Business combination	7,413,435	1	—	—	65,840	—	—	—	65,841
September 30, 2021	41,970,915	$4	151,950	$—	$173,815	$(80,234)	$(17,109)	$(152)	$76,324
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands USD)	2022	2021
Operating activities
Net loss	$(24,889)	$(14,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest from convertible notes	1,922	3,068
Gain on forgiveness of debt	(7,280)	(1,306)
Loss on debt extinguishment	17,894	—
Recoveries of bad debt expense	(47)	(78)
Equity-based compensation	4,555	6,481
Right of use asset amortization	2,222	1,709
Foreign currency remeasurement	106	1,216
Deferred income tax provision	(55)	120
Obligations for purchase price	546	(1,648)
Embedded derivative liabilities	(2,906)	(4,406)
Warrant liability	113	(759)
Amortization of debt issuance costs	2,490	1,479
Depreciation and amortization	5,268	5,239
Changes in assets and liabilities:
Accounts receivable	(1,600)	(15,953)
Prepaid expenses and other current assets	3,313	(5,616)
Accounts payable	(10,829)	7,927
Accrued liabilities	1,407	(2,909)
Deferred revenue	721	(929)
Current VAT receivables and other taxes payable	1,134	(437)
Income taxes payable	3	1,430
Operating lease liabilities	(2,215)	(1,717)
Net cash used in operating activities	(8,127)	(21,163)
Investing activities
Purchase of property and equipment	(681)	(732)
Net cash used in investing activities	(681)	(732)
Financing activities
Proceeds from loans	58,000	3,873
Repayments of borrowings	(37,018)	(27,517)
Payment of debt issuance costs	(10,002)	—
Cash paid for shares withheld from a grantee to satisfy tax withholding	(361)	—
Payments for finance leases	(81)	—
Payments for PIPE transactions costs	—	(13,033)
Proceeds from PIPE investors	—	27,600
Proceeds from capital contributions	—	25,749
Net cash provided by financing activities	10,538	16,672
Effect of exchange rates on cash	(9)	(83)
Net increase (decrease) in cash and cash equivalents	1,721	(5,306)
Cash, cash equivalents and restricted cash at beginning of the period	8,640	9,432
Cash, cash equivalents and restricted cash at end of the period	$10,361	$4,126
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
In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of normal and recurring nature, have been made for the interim periods reported. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2021 that are included in our annual report on Form 10-K filed with the SEC on March 31, 2022 ("Annual Report"). All intercompany transactions and balances have been eliminated in consolidation. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements. Further, certain estimates and assumptions include the direct and indirect impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations. We make significant estimates with respect to intangible assets, goodwill, depreciation, amortization, income taxes, equity-based compensation, contingencies, fair value of assets and liabilities acquired, purchase price obligations in connection with business combinations, fair value of embedded derivative liabilities, and fair value of warrant liability. To the extent the actual results differ materially from these estimates and assumptions, the Company’s future financial statements could be materially affected.
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

The number of shares of Class A common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Class A ordinary shares of LIVK outstanding prior to the Business Combination	8,050,000
Less: redemption of LIVK's Class A ordinary shares	(7,479,065)
Shares of LIVK's Class A ordinary shares	570,935
Shares held by LIVK's sponsor and its affiliates	2,082,500
Shares issued in the PIPE Financing	2,760,000
Shares issued to convert Legacy AgileThought's preferred stock to Class A common stock	2,000,000
Shares issued to Legacy AgileThought's common stockholders	34,557,480
Total shares of Class A common stock immediately after the Business Combination	41,970,915

Note 4 – Fair Value Measurements
The carrying amount of assets and liabilities including cash, cash equivalents, and restricted cash, accounts receivable and accounts payable approximated their fair value as of September 30, 2022 and December 31, 2021, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. As such, these estimates are classified as Level 3 in the fair value hierarchy.
The following table summarizes our instruments where fair value differs from carrying value:

	Fair Value Hierarchy Level	September 30, 2022		December 31, 2021
(in thousands USD)		Carry Amount	Fair Value	Carry Amount	Fair Value
Bank credit agreement	Level 3	$—	$—	$31,882	$31,897
New Second Lien Facility	Level 3	20,228	17,617	16,120	16,214
Blue Torch Credit Facility	Level 3	55,000	52,302	—	—
Purchase Price Obligation Note Payable	Level 3	9,364	7,292	8,791	8,791
The above table excludes our revolving credit facilities, subordinated promissory note payable, and subordinated zero-coupon loan as these balances approximate fair value due to the short-term nature of our borrowings. The above table also excludes our Paycheck Protection Program loans (“PPP loans”) as the carrying value of the Company’s PPP loans approximates fair value based on the current yield for debt instruments with similar terms. Refer to Note 8, Long-term Debt, for additional information.

Warrant Liability
As of September 30, 2022, the Company has private placement warrants, which are liability classified, as discussed in Note 14, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which require a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of the private warrant liability at September 30, 2022:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1, 2022	$2,137
Change in valuation inputs and other assumptions	113
Ending balance, September 30, 2022	$2,250

Embedded Derivative Liability
In connection with the amendment to the New Second Lien Facility on August 10, 2022, the Company bifurcated embedded derivatives associated with conversion features for Mexican peso-denominated tranches. Embedded derivative liabilities are carried at fair value and classified as Level 3 in the fair value hierarchy. The Company determined the fair values of the bifurcated embedded derivatives by using a scenario-based analysis that estimated the fair value of each embedded derivative based on a probability-weighted present value of all possible outcomes related to the features.

The significant unobservable inputs used in the fair value of the Company’s embedded derivative liabilities include the implied volatility, the period in which the outcomes are expected to be achieved and the discount rate.

The following table presents the changes in the fair value of the embedded derivative liabilities at September 30, 2022:

(in thousands USD)	Embedded Derivative Liability
Beginning balance, January 1, 2022	$—
Recognition of embedded derivative liability	9,014
Change in valuation inputs and other assumptions	(2,906)
Ending balance, September 30, 2022	$6,108
Less: Current Portion	25
Embedded derivative liability, net of current portion	$6,083

Note 5 – Balance Sheet Details
The following table provides detail of selected balance sheet items:

(in thousands USD)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$10,165	$8,463
Restricted cash	196	177
Total cash, cash equivalents and restricted cash	$10,361	$8,640

(in thousands USD)	September 30, 2022	December 31, 2021
Accounts receivables	$15,003	$19,173
Unbilled accounts receivables	17,748	11,716
Other receivables	652	686
Allowance for doubtful accounts	(142)	(188)
Total accounts receivable, net	$33,261	$31,387

(in thousands USD)	September 30, 2022	December 31, 2021
Income tax receivables	$2,900	$2,369
Prepaid expenses and other current assets	1,245	5,121
Total prepaid expenses and other current assets	$4,145	$7,490

(in thousands USD)	September 30, 2022	December 31, 2021
Accrued wages, vacation & other employee related items	$6,160	$2,387
Accrued interest	868	381
Accrued incentive compensation	894	654
Receipts not vouchered	2,904	5,872
Accrued liabilities - Related Party	—	17
Other accrued liabilities	721	467
Total accrued liabilities	$11,547	$9,778
The following table is a rollforward of the allowance for doubtful accounts:

	Nine Months Ended September 30,
(in thousands USD)	2022	2021
Beginning balance, January 1	$188	$267
Charges (recoveries) to expense	(47)	78
Foreign currency translation	1	(24)
Ending balance	$142	$321

The Company records any obligations for contingent purchase price at fair value. The Company recorded the 2019 acquisition-date fair value of a contingent liability based on the likelihood of contingent earn-out payments through the year ended December 31, 2021 subject to the underlying agreement terms. As of December 31, 2021, the obligation now relates to a known and fixed amount due and is no longer a contingent obligation recorded at fair value. The amount due accrues interest at 12%. The following table provides a roll-forward of the obligation related to the 2019 acquisition due to the seller:

(in thousands USD)	Purchase Price Obligation Note Payable
Opening balance, December 31, 2021	$8,791
Cash payments	—
Accrued interest	546
Effect of exchange rate fluctuations	27
Ending balance, September 30, 2022	9,364
Less: Current portion	9,364
Purchase price obligation note payable, net of current portion	$—
Note 6 – Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands USD)	September 30, 2022	December 31, 2021
Computer equipment	$4,214	$4,210
Leasehold improvements	1,265	2,179
Furniture and equipment	1,336	1,691
Computer software	2,935	2,240
Transportation equipment	21	55
Finance lease right-of-use assets	616	—
	10,387	10,375
Less: accumulated depreciation	(7,189)	(7,268)
Property and equipment, net	$3,198	$3,107
Depreciation expense was $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company did not recognize any impairment expense related to property and equipment during the nine months ended September 30, 2022 or 2021.
Note 7 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill and indefinite-lived intangible assets for impairment, or more frequently in certain circumstances where impairment indicators arise.
The following table presents changes in the goodwill balances as of September 30, 2022:

(in thousands USD)	LATAM	USA	Total
December 31, 2021	$39,651	$30,694	$70,345
Foreign currency translation	(165)	—	(165)
September 30, 2022	$39,486	$30,694	$70,180
Summary of our finite-lived intangible assets is as follows:

	As of September 30, 2022
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(591)	$(28,117)	61,207	11.4
Tradename	1,234	(17)	(425)	792	3.3
Total	$91,149	$(608)	$(28,542)	$61,999	10.9

	As of December 31, 2021
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(973)	(23,669)	$65,273	11.8
Tradename	1,234	(31)	(243)	960	3.9
Total	$91,149	$(1,004)	$(23,912)	$66,233	11.7
In 2021, the Company changed the estimated life of a certain tradename from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years. See Note 2, Summary of Significant Accounting Policies. No impairment charges were recognized related to finite-lived intangible assets during the three and nine months ended September 30, 2022 and 2021.
The Company’s indefinite-lived intangible assets relate to trade names acquired in connection with business combinations. The trade names balance was $16.4 million and $16.3 million as of September 30, 2022 and December 31, 2021, respectively. No impairment charges were recognized related to infinite-lived intangible assets during the three and nine months ended September 30, 2022 and 2021.

Note 8 – Long-term Debt
Long-term debt as of September 30, 2022 and December 31, 2021 consists of the following:

(in thousands USD)	September 30, 2022	December 31, 2021
Borrowings under revolving credit agreement, principal due May 27, 2026	$3,000	$—
Borrowings under term loan, principal due May 27, 2026	55,000	—
Unamortized debt issuance costs(a)	(5,119)	—
Blue Torch Credit Facility, net of unamortized debt issuance costs	52,881	—

Borrowings under bank revolving credit agreement, principal due Nov. 10, 2023	—	5,000
Borrowings under bank credit agreement, principal due Nov. 10, 2023	—	31,882
Unamortized debt issuance costs and debt premium(a)	—	(6,915)
Borrowing under bank credit agreements, net of unamortized debt issuance costs	—	29,967

Paycheck Protection Program loans, 1% interest, due May 2, 2025	257	7,673

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due January 31, 2023	673	673

Subordinated debt, guaranteed by a related party, principal due January 26, 2023	3,700	3,700
Unamortized debt issuance costs(a)	(317)	(76)
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	3,383	3,624

Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due September 15, 2026	3,316	3,037
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due September 15, 2026	6,818	5,894
Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due June 15, 2023	3,623	3,336
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due June 15, 2023	4,457	3,853
Unamortized debt issuance costs, premium, and discount(a)	2,014	(945)
New Second Lien Facility, net of unamortized debt issuance costs, premium, and discount	20,228	15,175

Total debt	77,422	57,112
Less: current portion of debt	11,054	14,838
Long-term debt, net of unamortized debt issuance costs, debt premium and current portion	$66,368	$42,274
_________________
(a)Debt issuance costs, premium, and discount are presented as a reduction, addition, and reduction to the Company’s debt, respectively in the Unaudited Condensed Consolidated Balance Sheets. $2.5 million and $1.5 million of debt issuance cost amortization was charged to interest expense for the nine months ended September 30, 2022 and 2021.

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

On August 10, 2022, the Company entered into a waiver and amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain post-closing obligations under the Blue Torch Credit Facility. The amendment also provides for an acceleration of the maturity of the loans made by the lenders thereunder to May 1, 2023 if the Company does not obtain regulatory approval to convert certain loans outstanding under the New Second Lien Facility into common stock of the Company. The Company recognized $0.6 million in debt issuance costs related to the wavier and amendment.

As of November 1, 2022, the Company entered into an amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain reporting and post-closing obligations under the Blue Torch Credit Facility.
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

On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments on the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Beginning on August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining fees. At September 30, 2022, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet and Other noncurrent liabilities in the Audited Consolidated Balance Sheet at September 30, 2022 and December 31, 2021, respectively. The Company recognized a gain on debt extinguishment of $1.0 million for the three months ended June 30, 2022 and a loss on debt extinguishment of $6.2 million for the nine months ended September 30, 2022.

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
New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Credit Suisse and Nexxus Capital (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer. The New Second Lien Facility provides for a term loan facility, with Tranches for each of the aforementioned lenders, in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated loan. The New Second Lien Facility had an original maturity date of March 15, 2023; provided that if the Blue Torch Credit Facility, as the first lien facility, remained outstanding on December 15, 2022, the maturity date of the New Second Lien Facility would have been extended to May 10, 2024. As the Company does not intend to pay the outstanding balance under the Blue Torch Credit Facility prior to the maturity of the New Second Lien Facility on March 15, 2023, the amounts outstanding under the New Second Lien Facility were classified as non current in the Audited Consolidated Balance Sheet at December 31, 2021. The Company recognized $0.9 million in debt issuance costs with the issuance.
On August 10, 2022, the Company entered into an amendment to the New Second Lien Facility to extend the maturity date of the Tranche A (Credit Suisse), Tranche C (Senderos), Tranche D (Senderos) and Tranche E (Johnston) loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extends the maturity date of the Tranche B (Nexxus Capital) loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans at a conversion price equal to $4.64 per share, subject to regulatory approval. The amendment also provided for the covenants and certain other provisions of the New Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the debt agreement such that extinguishment accounting would be applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the debt instrument, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 4, Fair Value Measurements, for additional information.
Each lender under the New Second Lien Facility has the option to convert all or any portion of its outstanding loans into AgileThought Class A Common Stock at any time at a conversion price equal to $4.64 per share, subject to regulatory approval.

On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively. See Note 15, Stockholders’ Equity, for additional information.
As of November 1, 2022, the Company entered into an amendment to the New Second Lien Facility to provide for an extension of the period of time which the Company has to satisfy certain reporting obligations under the New Second Lien Facility.
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
Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matured on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022 (“May 2022 Maturity Date”). On August 4, 2022, the Company entered into an amendment with the AGS Group to extend the maturity date of the Subordinated Debt to January 31, 2023 ("January 2023 Maturity Date"). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021, and at 20.0% per annum from the Original Maturity Date to the January 2023 Maturity Date, in each case calculated on the actual number of days elapsed. The Subordinated Promissory Note can only be repaid after the settlement of the Blue Torch Credit Facility.
Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. No periodic interest payments are currently required and the loan was due on January 26, 2022, with an option to extend up to two additional six month terms. On January 25, 2022, the Company exercised the first option to extend the loan an additional six months to July 26, 2022 and recognized an additional $0.5 million in debt issuance costs related to the loan extension. On July 26, 2022, the Company exercised the second option to extend the loan an additional six months to January 26, 2023 and recognized an additional $0.5 million in debt issuance costs related to the second loan extension. Payment of any and all of the Subordinated Debt is subordinate of all existing senior debt, including the Blue Torch Credit Facility and the New Second Lien Facility. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date.
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

Computation Period Ending	Second Lien Leverage Ratio
December 31, 2022	4.80:1.00
March 31, 2023	4.50:1.00
June 30, 2023 and each quarter ending thereafter	4.20:1.00
The Company was compliant with all debt covenants as of September 30, 2022.
Note 9 – Other (Expense) Income
Items included in other (expense) income in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2022	2021	2022	2021
Foreign exchange loss	$(100)	$(790)	$(106)	$(1,530)
Forgiveness of PPP loans	—	—	7,280	1,306
Other interest income	—	20	—	66
Other non-operating expense	(54)	(81)	(521)	(278)
Total other (expense) income	$(154)	$(851)	$6,653	$(436)

Note 10 – Income Taxes
Income tax expense (benefit) and effective income tax rate were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2022	2021	2022	2021
Income tax expense (benefit)	$135	$96	$358	$(13)
Effective tax rates	(0.9%)	(0.9%)	(1.5%)	0.1%
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended September 30, 2022, the Company reported a tax expense of $0.1 million on a pretax loss of $15.0 million which resulted in an negative effective tax rate of 0.9%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to losses incurred in jurisdictions for which no tax benefit is recognized.
For the three months ended September 30, 2021, the Company reported a tax expense of less than $0.1 million on a pretax loss of $10.7 million, which resulted in an negative effective tax rate of 0.9%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
For the nine months ended September 30, 2022, the Company recorded a tax expense of $0.4 million on a pretax loss of $24.5 million which resulted in an negative effective tax rate of 1.5%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to the losses incurred in jurisdictions for which no tax benefit is recognized.
For the nine months ended September 30, 2021, the Company reported a nominal tax benefit on a pretax loss of $14.1 million, which resulted in an effective tax rate of 0.1%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to losses incurred in jurisdictions for which no tax benefit is recognized.
Note 11 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

(in thousands USD)	Timing of Revenue Recognition	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Contract Type		2022	2021	2022	2021
Time and materials	over time	$29,955	$33,858	$96,057	$96,650
Fixed price	over time	13,440	6,562	37,728	19,923
Total		$43,395	$40,420	$133,785	$116,573
Liabilities by contract related to contracts with customers
As of September 30, 2022 and December 31, 2021, deferred revenues were $2.7 million and $1.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $5.1 million and $1.3 million, respectively, that was deferred in the previous period.
Major Customers
The Company derived 16% of its revenues for the three months ended September 30, 2022 from one significant customer, as well as 13% and 10% of our revenues for the three months ended September 30, 2021 from two significant customers. Sales to these customers occur at multiple locations and the Company believes that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that the Company would not be able to identify and access a replacement market at comparable margins.
The Company derived 14% of its revenues for the nine months ended September 30, 2022 from one significant customer, as well as 13% and 10% and of our revenues for the nine months ended September 30, 2021 from two significant customers. Sales to these customers occur at multiple locations and the Company believes that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that the Company would not be able to identify and access a replacement market at comparable margins.

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
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2022	2021	2022	2021
United States	$27,410	$26,925	$85,695	$76,868
Latin America	15,985	13,495	48,090	39,705
Total	$43,395	$40,420	$133,785	$116,573
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and operating lease right of use assets, net:

(in thousands USD)	September 30, 2022	December 31, 2021
United States	$4,431	$5,837
Latin America	4,345	3,704
Total long-lived assets	$8,776	$9,541
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
During the first half of 2022 the Company incurred additional restructuring costs related to additional terminations and consolidation of our marketing department. Furthermore, during the third quarter of 2022 the Company consolidated additional roles throughout various back office functions.
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	Organization Restructuring
Balance as of December 31, 2021	$552
Restructuring charges	1,386
Payments	(1,115)
Balance as of September 30, 2022	$823

Note 14 - Warrants
The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the Unaudited Condensed Consolidated Balance Sheets.
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's Class A common stock upon exercise of such warrant. The fair value of private placement warrants was remeasured as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized a gain of $0.8 million and a loss of $0.1 million respectively on private placement warrants to reflect the change in fair value. Refer to Note 4, Fair Value Measurements, for additional information.
As of September 30, 2022, there were 8,049,980 public warrants and 2,811,250 private placement warrants outstanding.
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
Class A Common Stock
As of September 30, 2022, the Company has 210,000,000 shares of Class A common stock authorized, and 48,243,382 shares issued and outstanding. Class A common stock has par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
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
On December 27, 2021, the Company issued 461,236 shares of Class A Common Stock (the “Conversion Shares”) to Mr. Senderos and Mr. Johnston upon conversion of the principal amount of their loans under the New Second Lien Facility in the amount of $4,500,000 and $200,000, respectively. Mr. Senderos received 441,409 Conversion Shares, and Mr. Johnston received 19,827 Conversion Shares.
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
On August 9, 2022, the Company issued an additional 179,580 RSUs to senior employees, directors, and board members, of which 119,820 RSUs are subject to a service vesting condition and 59,760 RSUs are subject to market vesting requirements. See Note 17, Equity-based Arrangements, for further information.
On September 30, 2022, the Company issued an additional 32,508 RSUs to sales incentive commissions subject to a service vesting condition. See Note 17, Equity-based Arrangements, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2022, no shares were issued and outstanding.
Prior to the Business Combination, the Company had three classes of equity: Class A ordinary shares, Class B ordinary shares and redeemable convertible preferred stock.
Legacy Class A and Class B Shares
As of December 31, 2020, the capital stock is represented by 431,682 Class A Shares and 37,538 Class B Shares. Holders of Class A Shares were entitled to one vote per share and Holders of Class B Shares are not entitled to vote. The common shares have no preemptive, subscription, redemption or conversion rights. In connection with the Business Combination, the Company converted its Class A and Class B ordinary shares outstanding into shares of the Company's Class A common stock. As of September 30, 2022, no shares of Class A and Class B ordinary shares were outstanding.

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
In connection with the Business Combination, all redeemable convertible preferred stock was converted into shares of Class A common stock on a one for one basis. As of September 30, 2022, no shares of redeemable convertible preferred stock were outstanding.
Note 16 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share, retroactively restated based on the Business Combination, attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD, except share and loss per share data)	2022	2021	2022	2021
Net loss attributable to common stockholders	$(15,086)	$(10,599)	$(24,978)	$(14,053)

Weighted average number of common stock - basic and diluted	46,182,392	37,633,267	46,080,399	35,612,677

Loss per common share attributable to common stockholders:
Basic	$(0.33)	$(0.28)	$(0.54)	$(0.39)
Diluted	(0.33)	(0.28)	(0.54)	(0.39)
The following table presents securities that are excluded from the computation of diluted net loss per common stock as of the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021
Public and private warrants	10,861,230	10,861,250
Class A common stock held by administrative agent with restricted resale rights	2,016,129	—
Unvested 2021 Plan awards for Class A shares with a service condition	1,233,002	—
Unvested 2021 Plan awards for Class A shares with a market condition	3,061,730	—
Unvested stock based compensation awards for Class A common stock with service and performance vesting conditions	—	1,500

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
The awards subject to a service vesting requirement will vest over a three year period until 2023. The portion of the awards related to the 2021 service period immediately vested on the grant date. The remaining awards vest and are expensed on a graded basis each year. The grant date fair value for the service vested RSUs under the 2021 Plan was approximately $1.0 million. On January 27, 2022, 87,999 RSUs subject to service vesting conditions vested, of which 13,462 were withheld for taxes. Expense during the three and nine months ended September 30, 2022 related to the service vested RSUs was $0.1 million and $0.7 million respectively. The Company also cancelled 10,000 awards during the three and nine months ended September 30, 2022.
The awards subject to a market vesting condition will expire after 6-10 years. The market condition is met if the volume-weighted average stock price reaches the specified stock price during the specified period. The grant date fair value for these RSUs was approximately $4.3 million. The Company recognized $0.3 million and $0.7 million of expense during the three and nine months ended September 30, 2022 using straight line amortization over a derived service period of 3-7 years.
On May 9, 2022, the Company issued an additional 2,208,960 RSUs to senior employees, directors, and board members, of which 1,197,180 RSUs are subject to a service vesting condition and 1,011,780 RSUs are subject to market vesting requirements.
Of the RSUs subject to a service vesting condition, 1,103,180 awards will vest over a three year period until June 1, 2025. The remaining 94,000 awards will vest quarterly until December 31, 2022. The grant date fair value for all the service vested RSUs was approximately $5.4 million. For the nine months ended September 30, 2022, 208,398 shares vested, of which 41,748 shares were withheld for taxes. Expense for the three and nine months ended September 30, 2022 was $0.5 million and $1.9 million.
The awards subject to a market vesting condition will vest over a period of five years from date of grant if a market condition is met. The market condition is met if the volume-weighted average stock price reaches the specified stock price during the specified period. The grant date fair value for these RSUs was approximately $2.9 million. Expense for the three and nine months ended September 30, 2022 was $0.3 million and $0.5 million using straight-line amortization over a derived service period of 1-4 years.
On August 9, 2022, the Company issued an additional 179,580 RSUs to newly hired senior employees, of which 119,820 RSUs are subject to a service vesting condition and 59,760 RSUs are subject to market vesting requirements.
Of the RSUs subject to a service vesting condition, 71,760 awards will vest over four year period until June 1, 2026. The remaining 48,060 awards will vest on December 31, 2022. The grant date fair value for all the service vested RSUs was approximately $0.6 million. No awards have vested for the nine months ended September 30, 2022. Expense for the nine months ended September 30, 2022 was $0.1 million.
The awards subject to a market vesting condition will vest over a period of five years from date of grant if a market condition is met. The market condition is met if the volume-weighted average stock price reaches the specified stock price during the specified period. The grant date fair value for these RSUs was approximately $0.2 million. Expense for the nine months ended September 30, 2022 was less than $0.1 million using straight-line amortization over a derived service period of 1-4 years.
On September 30, 2022, the Company issued an additional 32,508 RSUs for sales incentive commissions, all of these RSUs are subject to a service vesting condition.
Of the RSUs subject to a service vesting condition, 7,752 awards will vest after a one year period on September 30, 2023. The remaining 24,756 awards immediately vested on September 30, 2022, of which 6,731 shares were withheld for taxes. The grant date fair value for all the service vested RSUs was approximately $0.1 million. Expense for the nine months ended September 30, 2022 was less than $0.1 million.
Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of Class A common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of Class A Common Stock will be 85% of the lesser of the fair market value of Class A Common Stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the nine months ended September 30, 2022.
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
The following table summarizes all of our equity-based awards activity for the plans described above:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding as of December 31, 2021	—	$—
Granted	4,662,401	3.45
Forfeited / cancelled	(33,163)	4.42
Vested	(334,506)	4.39
Awards outstanding as of September 30, 2022	4,294,732	3.34
As of September 30, 2022, the Company had $10.0 million of unrecognized stock-based compensation expense related to the 2021 Plan RSUs. The unrecognized stock-based compensation expense related to the RSUs is expected to be recognized over a weighted-average period of 2.6 years.
Note 18 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2022 and December 31, 2021, the Company had labor lawsuits in process, whose resolution is pending. As of September 30, 2022 and December 31, 2021, the Company has recorded liabilities for labor lawsuits and/or litigation of $0.7 million and $1.4 million, respectively.
Note 19 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

(in thousands USD)	Nine Months Ended September 30,
Supplemental disclosure of non-cash investing activities & cash flow information	2022	2021
Assumption of merger warrants liability	—	15,123
Deferred offering cost during the period included in accounts payable	—	2,605
Cash paid during the year for income tax	900	—
Forgiveness of PPP loans	7,280	1,306
Right-of-use assets obtained in exchange for operating lease liabilities	1,533	981
Assets obtained in exchange for a finance lease obligation	616	—
Cash paid during the period for interest	3,017	6,252
Fees due to creditor	—	4,000

Note 20 – Subsequent Events
Management has evaluated all subsequent events until November 14, 2022, when the unaudited condensed consolidated financial statements were issued. Accordingly, where applicable, the notes to these unaudited condensed consolidated financial statements have been updated and adjustments to the Company's unaudited condensed consolidated financial statements have been reflected.
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
Overview
We are a leading provider of agile-first, end-to-end digital transformation services using onshore and nearshore delivery. We offer client-centric, onshore and nearshore agile-first digital transformation services that help our clients transform by building, improving and running new solutions at scale. Our services enable our clients to leverage technology more effectively to focus on better business outcomes. From consulting to application development and cloud services to data management and automation, we strive to create a transparent, collaborative, and responsive experience for our clients.
For the three months ended September 30, 2022, we had 110 active clients, in the nine months ended September 30, 2022, we had 130 active clients, and for the twelve months ended September 30, 2022, we had 157 active clients.
As of September 30, 2022 we had 5 delivery centers across the United States, Mexico, Brazil, and Argentina from which we deliver services to our clients. As of September 30, 2022, we had 2,222 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of September 30,		As of December 31,
Employees by Geography	2022	2021	2021
United States	269	376	355
Latin America	2,307	2,228	2,315
Total	2,576	2,604	2,670
Total headcount decreased by 28 people from September 30, 2021 to September 30, 2022 mainly driven by the voluntary and involuntary attrition observed over the last twelve months, primarily within the US region. While our Latin America based headcount increased by 79 people from September 30, 2021 to September 30, 2022 as a result of our focus to expand our talent footprint and become an employer of choice within the region, our United States based headcount decreased by 107 people during the same period due to voluntary and involuntary exits.

The following table presents our revenue by geography for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geography (in thousands)	2022	2021	2022	2021
United States	$27,410	$26,925	$85,695	$76,868
Latin America	15,985	13,495	48,090	39,705
Total	$43,395	$40,420	$133,785	$116,573
For the three months ended September 30, 2022, our revenue was $43.4 million as compared to $40.4 million for the three months ended September 30, 2021. We generated 63.2% and 66.6% of our revenue from clients located in the United States and 36.8% and 33.4% of our revenue from clients located in Latin America for the three months ended September 30, 2022 and 2021, respectively.
The following table presents our loss before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loss before income taxes	$(14,954)	$(10,691)	$(24,531)	$(14,087)
Our loss before income taxes was $15.0 million and $10.7 million for the three months ended September 30, 2022 and 2021, respectively, and, for the same periods, our loss as a percentage of revenue was 34.5% and 26.7%, respectively.
Our loss before income taxes was $24.5 million and $14.1 million for the nine months ended September 30, 2022 and 2021, respectively, and for the same periods, our loss as percentage of revenue was 18.3% and 12.1%, respectively.

Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We are currently working towards gradually exiting non-core engagements to focus on a highly strategic client base, requiring purely next-gen digital services, which are more aligned with our ideal client profile which targets clients with an average annual revenue potential of +$10 million and consumes our highly specialized Guild delivery model . We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both U.S. headquartered and operated companies. For the three months ended September 30, 2022 and 2021, we had 54 and 59 active clients in the United States, respectively, for the nine months ended September 30, 2022 and 2021, respectively, we had 65 and 75 active clients in the United States, and for the twelve month period ended September 30, 2022 and September 30, 2021 we had 74 and 82 active clients in the United States, respectively. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of September 30, 2022, we had 269 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.
Penetrate Existing Clients via Cross-Selling
We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $26.8 million, or 61.7%, and $26.3 million, or 65.1%, of our total revenue in the three months ended September 30, 2022 and 2021, respectively. Our ten largest active clients based on revenue accounted for $81.9 million, or 61.2%, and $76.3 million, or 65.5%, of our total revenue in the nine months ended September 30, 2022 and 2021, respectively. The average revenue from our ten largest clients was $2.7 million and $2.6 million for the three months ended

September 30, 2022 and 2021, respectively, and was $8.2 million and $7.6 million in the nine months ended September 30, 2022 and 2021, respectively. The following table shows the active client concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Three Months Ended September 30,		Percent of Revenue for Nine Months Ended September 30,
Client Concentration	2022	2021	2022	2021
Top client	16.2%	13.0%	13.7%	13.2%
Top five clients	44.2%	45.5%	42.3%	44.7%
Top ten clients	61.7%	65.1%	61.2%	65.5%
Top twenty clients	79.0%	79.8%	77.9%	79.4%
The following table shows the number of our active clients by revenue for the periods presented:

	Three Months Ended September 30,		For Nine Months Ended September 30,		For Twelve Months Ended September 30,
Active Clients by Revenue	2022	2021	2022	2021	2022	2021
>$5 Million	1	1	7	8	9	9
>$2 – $5 Million	4	5	11	3	13	5
>$1 – $2 Million	5	3	9	13	7	14
<$1 Million	100	129	103	157	128	176
Total	110	138	130	181	157	204

Greater than $1 million	10	9	27	24	29	28
The decrease in the total number of active clients from September 30, 2021 to September 30, 2022 is mainly related to the completion of smaller customer projects and maintenance engagements in 2021 that were not subsequently renewed as a result of the remaining effects of the COVID-19 pandemic combined with our gradual efforts, starting during the second quarter of 2022, to de-emphasize non-core projects and to focus on strategic digital projects.
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
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of September 30, 2022, we had 2,576 employees. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 offices, including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2021 to September 30, 2022, our delivery headcount remained flat, mainly driven by the voluntary and involuntary attrition observed during the first half of 2022. As we continue to grow our relationships, we will expand our presence in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues, and with our goal to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross Profit Margin	34.3%	26.6%	33.0%	29.0%
Adjusted Operating Income (Loss) (in thousands)	$1,699	$(608)	$6,334	$3,140
Adjusted Net (Loss) Income (in thousands)	$(347)	$(3,154)	$1,148	$(4,345)
Adjusted Diluted EPS	$(0.01)	$(0.08)	$0.02	$(0.12)
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	29	28	29	28
Revenue concentration with top 10 clients as of end of period	61.7%	65.1%	61.2%	65.5%
Gross Profit Margin
We monitor gross profit margin to understand the profitability of the services we provide to our clients. Gross profit margin is calculated as net revenues for the period minus cost of revenue for the period, divided by net revenues.
Adjusted Operating Income (Loss)
We define and calculate Adjusted Operating Income (Loss) as (Loss) income from operations adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of contingent consideration obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus (gain) loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense (income), net.
Adjusted Net (Loss) Income
We define and calculate Adjusted Net (Loss) Income as Net (loss) income adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligations, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus (gain) loss on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest expenses and amortization of debt issuance cost and certain other expense, net.
Adjusted Diluted EPS
We define and calculate Adjusted EPS as Adjusted Net (Loss) Income, divided by the diluted weighted-average number of common shares outstanding for the period.
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
See “Non-GAAP Measures” for additional information and a reconciliation of Loss from operations to Adjusted Operating Income (Loss) and Net Loss to Adjusted Net (Loss) Income and Adjusted Diluted EPS.
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
Change in Fair Value of Purchase Price Obligation
Changes in fair value of purchase price obligation consist of changes in estimated fair value of earnouts arrangements entered into as part of our business acquisition process.
Change in Fair Value of Embedded Derivative Liabilities
Changes in fair value of embedded derivative liabilities consists of changes in the fair value of redemption and conversion features embedded within our debt.
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
Restructuring Expense (Income)
Restructuring expense (income) consists of costs associated with business realignment efforts and strategic transformation costs resulting from value creation initiatives following business acquisitions, which primarily relate to severance costs from back-office headcount reductions.
Other Operating Expenses (Income), Net
Other operating expenses (income), net consists primarily of acquisition related costs and transaction costs related, including legal, accounting, valuation and investor relations advisors, and compensation consultant fees, as well as other operating expenses.
Interest Expense, net
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the presented periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net revenues	$43,395	$40,420	$133,785	$116,573
Cost of revenue	28,517	29,666	89,692	82,709
Gross profit	14,878	10,754	44,093	33,864
Operating expenses:
Selling, general and administrative expenses	13,097	11,188	37,323	30,145
Depreciation and amortization	1,777	1,746	5,268	5,239
Change in fair value of purchase price obligation	—	—	—	(2,200)
Change in fair value of embedded derivative liabilities	(2,906)	(1,884)	(2,906)	(4,406)
Change in fair value of warrant liability	(843)	(759)	113	(759)
Loss on debt extinguishment	11,708	—	17,894	—
Equity-based compensation expense	2,018	6,469	4,555	6,481
Restructuring expense (income)	471	(135)	1,386	(113)
Other operating expenses (income), net	1,213	(96)	2,409	1,011
Total operating expenses	26,535	16,529	66,042	35,398
Loss from operations	(11,657)	(5,775)	(21,949)	(1,534)

Interest expense, net	(3,143)	(4,065)	(9,235)	(12,117)
Other (expense) income	(154)	(851)	6,653	(436)
Loss before income tax	(14,954)	(10,691)	(24,531)	(14,087)
Income tax expense (benefit)	135	96	358	(13)
Net loss	(15,089)	(10,787)	(24,889)	(14,074)
Net (loss) income attributable to noncontrolling interests	(3)	(188)	89	(21)
Net loss attributable to the Company	$(15,086)	$(10,599)	$(24,978)	$(14,053)
The following table sets forth our unaudited condensed consolidated statements of operations information expressed as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.7%	73.4%	67.0%	71.0%
Gross profit	34.3%	26.6%	33.0%	29.0%
Operating expenses:
Selling, general and administrative expenses	30.2%	27.7%	27.9%	25.9%
Depreciation and amortization	4.1%	4.3%	3.9%	4.5%
Change in fair value of purchase price obligation	—%	—%	—%	(1.9)%
Change in fair value of embedded derivative liabilities	(6.7)%	(4.7)%	(2.2)%	(3.8)%
Change in fair value of warrant liability	(1.9)%	(1.9)%	0.1%	(0.7)%
Loss on debt extinguishment	27.0%	—%	13.4%	—%
Equity-based compensation expense	4.7%	16.0%	3.4%	5.6%
Restructuring expense (income)	1.1%	(0.3)%	1.0%	(0.1)%
Other operating expenses (income), net	2.8%	(0.2)%	1.8%	0.9%
Total operating expenses	61.1%	40.9%	49.4%	30.4%
Loss from operations	(26.9)%	(14.3)%	(16.4)%	(1.3)%
Interest expense, net	(7.2)%	(10.1)%	(6.9)%	(10.4)%
Other (expense) income	(0.4)%	(2.1)%	5.0%	(0.4)%
Loss before income tax	(34.5)%	(26.4)%	(18.3)%	(12.1)%
Income tax expense (benefit)	0.3%	0.2%	0.3%	—%
Net loss	(34.8)%	(26.7)%	(18.6)%	(12.1)%
Net (loss) income attributable to noncontrolling interests	—%	(0.5)%	0.1%	—%
Net loss attributable to the Company	(34.8)%	(26.2)%	(18.7)%	(12.1)%
Comparison of the three months ended September 30, 2022 and 2021
Net revenues

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Net Revenues	$43,395	$40,420	7.4%
Net revenues for the three months ended September 30, 2022 increased $3.0 million, or 7.4%, to $43.4 million from $40.4 million for the three months ended September 30, 2021. The increase was mainly due to increased services and expanded scope in projects with existing clients, and the commencement of new projects with new clients during the third quarter of 2022.

Net Revenues by Geographic Location

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
United States	$27,410	$26,925	1.8%
Latin America	15,985	13,495	18.5%
Total	$43,395	$40,420	7.4%
Net revenues from our United States operations for the three months ended September 30, 2022 increased $0.5 million, or 1.8%, to $27.4 million from $26.9 million for the three months ended September 30, 2021. The change was mainly driven by a $0.5 million increase in new projects with new clients and expanded scope of work with existing clients.
Net revenues from our Latin America operations for the three months ended September 30, 2022 increased $2.5 million, or 18.5%, to $16.0 million from $13.5 million for the three months ended September 30, 2021. The change was driven by an increase of $2.4 million related to three major customers and $0.5 million comprised of multiple smaller projects, offset by a $0.4 million decrease in scope reduction of existing projects.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Time and materials	$29,955	$33,858	(11.5)%
Fixed price	13,440	6,562	104.8%
Total	$43,395	$40,420	7.4%
Net revenues from our time and materials contracts for the three months ended September 30, 2022 decreased approximately $3.9 million, or 11.5%, to $30.0 million from $33.9 million for the three months ended September 30, 2021. The main driver of the net variation is related to the decrease in service volume with existing and new customers under the time and materials revenue model towards fixed-price engagements. Net revenues from our fixed price contracts for the three months ended September 30, 2022 increased $6.9 million, or 104.8%, to 13.4 million from $6.6 million for the three months ended September 30, 2021. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenue	$28,517	$29,666	(3.9)%
% of net revenues	65.7%	73.4%
Cost of revenue for the three months ended September 30, 2022 decreased $1.2 million, or 3.9%, to $28.5 million from $29.7 million for the three months ended September 30, 2021. The decrease was primarily related to efficiencies in corporate bench driven by the adoption of a Guild delivery model from September 30, 2021 to September 30, 2022.

Selling, general and administrative expenses

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Selling, general and administrative expenses	$13,097	$11,188	17.1%
% of net revenues	30.2%	27.7%
Selling, general and administrative expenses for the three months ended September 30, 2022 increased $1.9 million, or 17.1%, to $13.1 million from $11.2 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $1.8 million related to increased headcount and salaries, and an increase of $0.6 million of software and equipment rent offset by a decrease of $0.5 million in professional fees.
Depreciation and amortization

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$1,777	$1,746	1.8%
% of net revenues	4.1%	4.3%
Depreciation and amortization for three months ended September 30, 2022 and 2021, was $1.8 million and $1.7 million, respectively.
Change in fair value of embedded derivative liabilities

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$(2,906)	$(1,884)	54.2%
% of net revenues	(6.7)%	(4.7)%
Change in fair value of embedded derivative liabilities for the three months ended September 30, 2021 resulted in a gain of $1.9 million. The gain was primarily driven by the change in the discount rate used estimate the fair value of embedded derivative liabilities from June 30, 2021 to August 23, 2021. The change in fair value of embedded derivative liabilities for three months ended September 30, 2022 was primarily driven by a decline in the Company's stock price between August 10, 2022 (inception date) to September 30, 2022.
Change in fair value of warrant liability

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of warrant liability	$(843)	$(759)	11.1%
% of net revenues	(1.9)%	(1.9)%
Change in fair value of warrant liability for the three months ended September 30, 2022 increased less than $0.1 million or 11.1% to $0.8 million from $0.8 million for the three months ended September 30, 2021. The gain was primarily driven by a decrease in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from June 30, 2022 to September 30, 2022.

Loss on debt extinguishment

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Loss on debt extinguishment	$11,708	$—	100.0%
% of net revenues	27.0%	—%
Loss on debt extinguishment for the three months ended September 30, 2022 increased $11.7 million due to the amendment signed on August 10, 2022 for the New Second Lien Facility, refer to Note 8, Long-Term Debt, for further information.
Equity-based compensation expense

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Equity-based compensation expense	$2,018	$6,469	(68.8)%
% of net revenues	4.7%	16.0%
Equity-based compensation expense for the three months ended September 30, 2022 decreased $4.5 million, or 68.8% to $2.0 million from $6.5 million for the three months ended September 30, 2021. The Company issued 225,441 RSUs during the three months ended September 30, 2022 under the 2021 Equity plan and recognized $2.0 million equity-based compensation expense. In connection with the Business Combination, the Company granted stock awards covering shares of Class A common stock and accelerated previously granted restricted stock units, which resulted in $6.5 million equity-based compensation expense that was recognized during the three months ended September 30, 2021. Refer to Note 17, Equity-based Arrangements, for further information.
Restructuring expense (income)

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Restructuring expense (income)	$471	$(135)	(448.9)%
% of net revenues	1.1%	(0.3)%
Restructuring expense (income) for the three months ended September 30, 2022 increased $0.6 million, or over 448.9%, to $0.5 million from $(0.1) million for the three months ended September 30, 2021. The increase was primarily due to additional costs related to changes and consolidation in our back office functions implemented during the third quarter of 2022.
Other operating expenses (income), net

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other operating expense (income), net	$1,213	$(96)	(1363.5)%
% of net revenues	2.8%	(0.2)%
Other operating expense (income), net for three months ended September 30, 2022 increased $1.3 million, or 1363.5%, to $1.2 million from and $(0.1) million for the three months ended September 30, 2021. This was mainly driven by increased fees for tax audit consultants, legal fees, and loss on asset disposals.

Interest expense, net

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Interest expense, net	$(3,143)	$(4,065)	(22.7)%
% of net revenues	(7.2)%	(10.1)%
Interest expense for the three months ended September 30, 2022 decreased $0.9 million, or 22.7%, to $3.1 million from $4.1 million for the three months ended September 30, 2021. The decrease was primarily due to the reduction in principal debt obligations occurring from June to December 2021.
Other expense

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other expense	$(154)	$(851)	(81.9)%
% of net revenues	(0.4)%	(2.1)%
Other expense for the three months ended September 30, 2022 decreased $0.7 million, or 81.9%, to $0.2 million from $0.9 million for the three months ended September 30, 2021. The change was primarily driven by a $0.7 million decrease in net foreign currency exchange losses.
Income tax expense

	Three Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Income tax expense	$135	$96	40.6%
Effective income tax rate	(0.9)%	(0.9)%
Income tax expense for the three months ended September 30, 2022 increased less than $0.1 million, or 40.6%, for the three months ended September 30, 2021 due to differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Comparison of the nine months ended September 30, 2022 and 2021
Net revenues

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Net Revenues	$133,785	$116,573	14.8%
Net revenues for the nine months ended September 30, 2022 increased $17.2 million, or 14.8%, to $133.8 million from $116.6 million for the nine months ended September 30, 2021. The increase was mainly due to increased services and expanded scope in projects with existing clients, and the commencement of new projects with new clients during the nine months ended September 30, 2022.

Net Revenues by Geographic Location

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
United States	$85,695	$76,868	11.5%
Latin America	48,090	39,705	21.1%
Total	$133,785	$116,573	14.8%
Net revenues from our United States operations for the nine months ended September 30, 2022 increased $8.8 million, or 11.5%, to $85.7 million from $76.9 million for the nine months ended September 30, 2021. The change was mainly driven by a $14.6 million increase in new projects with new clients and expanded scope of work with existing customers. This was offset by $5.8 million of decreased scope with two of our existing clients.
Net revenues from our Latin America operations for the nine months ended September 30, 2022 increased $8.4 million, or 21.1%, to $48.1 million from $39.7 million for the nine months ended September 30, 2021. The change was mainly driven by a $10.0 million increase in new projects and expanded scope of work with existing customers. This was offset by $1.6 million of decreased scope with four of our existing clients.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Time and materials	$96,057	$96,650	(0.6)%
Fixed price	37,728	19,923	89.4%
Total	$133,785	$116,573	14.8%
Net revenues from our time and materials contracts for the nine months ended September 30, 2022 decreased approximately $0.6 million, or 0.6%, to $96.1 million from $96.7 million for the nine months ended September 30, 2021. The main driver of the net variation is related to the decrease in service volume with existing and new customers under the time and materials revenue model towards fixed price engagements. Net revenues from our fixed price contracts for the nine months ended September 30, 2022 increased $17.8 million, or 89.4%, to $37.7 million from $19.9 million for the nine months ended September 30, 2021. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenue	$89,692	$82,709	8.4%
% of net revenues	67.0%	71.0%
Cost of revenue for the nine months ended September 30, 2022 increased $7.0 million, or 8.4%, to $89.7 million from $82.7 million for the nine months ended September 30, 2021. The increase was primarily driven by the increase in scope of work from an existing client and new scope of work from new clients consistent with our revenue growth from September 30, 2021 to September 30, 2022.

Selling, general and administrative expenses

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Selling, general and administrative expenses	$37,323	$30,145	23.8%
% of net revenues	27.9%	25.9%
Selling, general and administrative expenses for the nine months ended September 30, 2022 increased approximately $7.2 million, or 23.8%, to $37.3 million from $30.1 million for the nine months ended September 30, 2021. The increase was primarily due to an increase of $4.6 million related to increased headcount and salaries, an increase of $2.2 million of software and equipment rent, and an increase of $1.0 million in insurance expense, offset by a decrease of $0.6 million professional fees.
Depreciation and amortization

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$5,268	$5,239	0.6%
% of net revenues	3.9%	4.5%
Depreciation and amortization for nine months ended September 30, 2022 and 2021, was $5.3 million, respectively.
Change in fair value of purchase price obligation

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of purchase price obligation	$—	$(2,200)	(100.0)%
% of net revenues	—%	(1.9)%
Change in fair value of purchase price obligation for the nine months ended September 30, 2021 resulted in a gain of $2.2 million. The gain was primarily driven by the change in the discount rate used to estimate the fair value of purchase price obligation. As of December 31, 2021, the obligation now relates to a known and fixed amount due and is no longer a contingent obligation recorded at fair value. There was no change in fair value of purchase price obligation for nine months ended September 30, 2022.
Change in fair value of embedded derivative liabilities

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$(2,906)	$(4,406)	(34.0)%
% of net revenues	(2.2)%	(3.8)%
Change in fair value of embedded derivative liabilities for the nine months ended September 30, 2021 resulted in a gain of $4.4 million. The gain was primarily driven by the change in the discount rate used to estimate the fair value of embedded derivative liabilities from February 2, 2021 (inception date) to August 23, 2021. The change in fair value of embedded derivative liabilities for nine months ended September 30, 2022 was primarily driven by a decline in the Company's stock price during from August 10, 2022 (inception date) to September 30, 2022.

Change in fair value of warrant liability

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of warrant liability	$113	$(759)	114.9%
% of net revenues	0.1%	(0.7)%
Change in fair value of warrant liability for the nine months ended September 30, 2022 increased $0.9 million or 114.9% to $0.1 million from $(0.8) million for the nine months ended September 30, 2021. The loss was primarily driven by an increase in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2021 to September 30, 2022.
Loss on debt extinguishment

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Loss on debt extinguishment	$17,894	$—	100.0%
% of net revenues	13.4%	—%
Loss on debt extinguishment for the nine months ended September 30, 2022 of $17.9 million was due to an amendment signed on March 30, 2022 for the First Lien Facility resulting in a $7.1 million loss offset by the $0.9 million gain on debt extinguishment recognized on May 27, 2022 when the Company extinguished the First Lien Facility. In addition, the loss on debt extinguishment increased due to the amendment signed on August 10, 2022 for the New Second Lien Facility resulting in an $11.7 million loss, refer to Note 8, Long-Term Debt, for further information.
Equity-based compensation expense

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Equity-based compensation expense	$4,555	$6,481	(29.7)%
% of net revenues	3.4%	5.6%
Equity-based compensation expense for the nine months ended September 30, 2022 decreased $1.9 million, or 29.7%, to $4.6 million from $6.5 million for the nine months ended September 30, 2021. The Company issued 4,436,960 RSUs during nine months ended September 30, 2022 under the 2021 Equity Incentive Plan. In total, the awards under the 2021 Equity Incentive Plan resulted in $4.6 million equity-based compensation expense that was recognized during the nine months ended September 30, 2022. In connection with the Business Combination, the Company granted stock awards covering shares of Class A common stock and accelerated previously granted restricted stock units, which resulted in $6.5 million equity-based compensation expense that was recognized during the three months ended September 30, 2021. Refer to Note 17, Equity-based Arrangements, for further information.

Restructuring expense (income)

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Restructuring expense (income)	$1,386	$(113)	1326.5%
% of net revenues	1.0%	(0.1)%
Restructuring expenses for the nine months ended September 30, 2022 increased $1.5 million, or 1326.5%, to $1.4 million from $(0.1) million for the nine months ended September 30, 2021. The increase was primarily due to additional organization restructuring activities implemented during 2022.
Other operating expenses, net

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other operating expense, net	$2,409	$1,011	138.3%
% of net revenues	1.8%	0.9%
Other operating expense, net for nine months ended September 30, 2022 increased $1.4 million, or 138.3%, to $2.4 million from $1.0 million for the nine months ended September 30, 2021. This was mainly driven by increased fees for tax audit consultants, legal fees, and executive recruitment costs.
Interest expense, net

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Interest expense, net	$(9,235)	$(12,117)	(23.8)%
% of net revenues	(6.9)%	(10.4)%
Interest expense for the nine months ended September 30, 2022 decreased $2.9 million, or 23.8%, to $9.2 million from $12.1 million for the nine months ended September 30, 2021. The decrease was primarily due to the reduction in principal debt obligations occurring from June to December 2021.
Other income (expense)

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other income (expense)	$6,653	$(436)	>1000.0%
% of net revenues	5.0%	(0.4)%
Other income (expense) for the nine months ended September 30, 2022 increased $7.1 million, or over 1000.0%, to $6.7 million from $(0.4) million for the nine months ended September 30, 2021. The change was driven by a $1.5 million decrease in net foreign currency exchange losses, an increase of the $6.0 million gain related to the PPP loan forgiveness, and an increase of $0.5 million of other income.

Income tax expense (benefit)

	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Income tax expense (benefit)	$358	$(13)	>1000.0%
Effective income tax rate	(1.5)%	0.1%
Income tax expense (benefit) for the nine months ended September 30, 2022 increased $0.4 million, or over 1000.0%, to $0.4 million from a nominal tax benefit for the nine months ended September 30, 2021 due to discrete tax items recorded in the first half of 2021 and differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
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
We define and calculate our non-GAAP financial measures as follows:
•Adjusted Operating Income (Loss): Loss from operations adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses (income), plus (gain) loss on business dispositions, plus (gain) loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense (income), net.
The following table presents the reconciliation of our Adjusted Operating Income (Loss) to our Loss from operations, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD)	2022	2021	2022	2021
Loss from operations	$(11,657)	$(5,775)	$(21,949)	$(1,534)
Change in fair value of embedded derivative liability	(2,906)	(1,884)	(2,906)	(4,406)
Change in fair value of purchase price obligation	—	—	—	(2,200)
Change in fair value of warrant liability	(843)	(759)	113	(759)
Equity-based compensation expense	2,018	6,469	4,555	6,481
Restructuring expenses (income)[1]	471	(135)	1,386	(113)
Loss on debt extinguishment	11,708	—	17,894	—
Intangible assets amortization	1,695	1,573	4,922	4,660
Transaction costs	—	(177)	9	618
Other operating expense, net[2]	1,213	80	2,310	393
Adjusted Operating Income (Loss)	$1,699	$(608)	$6,334	$3,140
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
•Adjusted Net (Loss) Income: Net loss adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses (income), plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus (gain) loss on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest and amortization of debt issuance cost and certain other expense, net.
•Adjusted Diluted EPS: Adjusted Net income (loss), divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of our Adjusted Net (Loss) Income to our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands USD, except share data)	2022	2021	2022	2021
Net loss	$(15,089)	$(10,787)	$(24,889)	$(14,074)
Change in fair value of embedded derivative liability	(2,906)	(1,884)	(2,906)	(4,406)
Change in fair value of purchase price obligation	—	—	—	(2,200)
Change in fair value of warrant liability	(843)	(759)	113	(759)
Equity-based compensation expense	2,018	6,469	4,555	6,481
Restructuring expenses (income)	471	(135)	1,386	(113)
Foreign exchange loss (gain)[1]	99	790	106	1,530
Loss/ (Gain) on debt extinguishment and debt forgiveness	11,708	—	10,614	(1,306)
Intangible assets amortization	1,695	1,573	4,922	4,660
Transaction costs	—	(177)	9	618
Paid in kind interests and amortization of debt issuance cost	1,233	1,593	4,410	4,552
Other expense, net[2]	1,267	163	2,828	672
Adjusted Net (Loss) Income	$(347)	$(3,154)	$1,148	$(4,345)
Number of shares used in Adjusted Diluted EPS	46,182,392	37,633,267	46,354,675	35,612,677
Adjusted Diluted EPS	$(0.01)	$(0.08)	$0.02	$(0.12)
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
As of September 30, 2022, we had $10.2 million of available cash and cash equivalents, an increase of $1.7 million from December 31, 2021. We believe that we will have sufficient financial resources to fund our operations for the next 12 months. We are continuously looking to implement strategies to improve our profitability and reduce expenses.

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

On August 10, 2022, the Company entered into a waiver and amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain post-closing obligations under the Blue Torch Credit Facility. The amendment also provides for an acceleration of the maturity of the loans made by the lenders thereunder to May 1, 2023 if the Company does not obtain regulatory approval to convert certain loans outstanding under the New Second Lien Facility into common stock of the Company. The Company recognized $0.6 million in debt issuance costs related to the waiver and amendment.

As of November 1, 2022, the Company entered into an amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain reporting and post-closing obligations under the Blue Torch Credit Facility.

New Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “New Second Lien Facility”) with Credit Suisse and Nexxus Capital (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer. The New Second Lien Facility provides for a term loan facility, with Tranches for each of the aforementioned lenders, in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The New Second Lien Facility had an original maturity date of March 15, 2023; provided that if the Blue Torch Credit Facility, as the first lien facility, remained outstanding on December 15, 2022, the maturity date of the New Second Lien Facility would have been extended to May 10, 2024. As the Company does not intend to pay the outstanding balance under the Blue Torch Credit Facility prior to the maturity of the New Second Lien Facility on March 15, 2023, the amounts outstanding under the New Second Lien Facility were classified as non current in the Audited Consolidated Balance Sheet at December 31, 2021. The Company recognized $0.9 million in debt issuance costs with the issuance.
On May 27, 2022, the Company entered into an amendment and ratified the New Second Lien Facility and replaced references to the First Lien Facility with the Blue Torch Credit Facility.
On August 10, 2022, the Company entered into an amendment to the New Second Lien Facility to extend the maturity date of the Tranche A (Credit Suisse), Tranche C (Senderos), Tranche D (Senderos) and Tranche E (Johnston) loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extends the maturity date of the Tranche B (Nexxus Capital) loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans at a conversion price equal to $4.64 per share, subject to regulatory approval. The amendment also provided for the covenants and certain other provisions of the New Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the debt agreement such that extinguishment accounting would be applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the debt instrument, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 4, Fair Value Measurements, for additional information.
Each lender under the New Second Lien Facility has the option to convert all or any portion of its outstanding loans into AgileThought Class A Common Stock at any time at a conversion price equal to $4.64 per share, subject to regulatory approval. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively. See Note 15, Stockholders’ Equity, for additional information.
As of November 1, 2022, the Company entered into an amendment to the New Second Lien Facility to provide for an extension of the period of time which the Company has to satisfy certain reporting obligations under the New Second Lien Facility.

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
On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments on the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Beginning on August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining fees. At September 30, 2022, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet and Other noncurrent liabilities in the Audited Consolidated Balance Sheet at September 30, 2022 and December 31, 2021, respectively. The Company recognized a gain on debt extinguishment of $1.0 million for the three months ended June 30, 2022 and a loss on debt extinguishment of $6.2 million for the nine months ended September 30, 2022.

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

Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matures on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022 (“May 2022 Maturity Date”). On August 4, 2022, the Company entered into an amendment with the AGS Group to extend the maturity date of the Subordinated Debt to January 31, 2023 ("January 2023 Maturity Date"). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021, and at 20.0% per annum from the Original Maturity Date to the January 2023 Maturity Date, in each case calculated on the actual number of days elapsed. The Subordinated Promissory Note can only be repaid after the settlement of the Blue Torch Credit Facility. The Company plans to further extend the maturity date or substitute the Subordinated Promissory Note as per the conditions permitted under the Blue Torch Credit Facility.

Exitus Capital Subordinated Debt

On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. No periodic interest payments are currently required and the loan was due on January 26, 2022, with an option to extend up to two additional six month terms. On January 25, 2022, the Company exercised the first option to extend the loan an additional six months to July 26, 2022 and recognized an additional $0.5 million in debt issuance costs related to the loan extension. On July 26, 2022, the Company exercised the second option to extend the loan an additional six months to January 26, 2023 and recognized an additional $0.5 million in debt issuance costs related to the second loan extension. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. Payment of any and all of the Subordinated Debt is subordinate of all existing senior debt, including the Blue Torch Credit Facility and the New Second Lien Facility. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the Subordinated Creditor. The Company plans to further extend the maturity date or substitute the Subordinated Debt as per the conditions permitted under the Blue Torch Credit Facility.
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(8,127)	$(21,163)
Net cash used in investing activities	(681)	(732)
Net cash provided by financing activities	10,538	16,672

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 decreased by approximately $13.0 million to $8.1 million from $21.2 million for the nine months ended September 30, 2021. The decrease was mainly driven by an increase of $10.1 million resulting from changes in our operating assets and liabilities and an increase of $13.6 million in non-cash items offset by an increase of $10.8 million in net loss.
The increase of $10.1 million resulting from changes in our operating assets and liabilities was primarily driven by (i) a decrease of $14.4 million in accounts receivable, (ii) a decrease of $8.9 million in prepaid assets and guarantee deposits, (iii) an increase of $4.3 million in accrued liabilities, (iv) an increase of $1.7 in deferred revenues, and (v) an increase of $1.6 million in current VAT receivables and other taxes payable offset by (i) a decrease of $18.7 million in accounts payable, (ii) a $1.4 million decrease of income taxes payable, and (iii) a $0.7 million change in lease liability.
The increase of $13.6 million in non-cash items was driven by (i) a $17.9 million loss on debt extinguishment, (ii) an increase of $0.9 million from the change in fair value of privately held warrants, (iii) an increase of $1.0 million of debt issuance costs, (iv) an increase of $1.4 million due to the change in embedded derivative liability, (v) a $2.2 million increase in obligations for contingent purchase price offset, and (viii) a $0.5 million increase in right of use asset amortization offset by (i) the increase on gain on the forgiveness of the PPP loan of $6.0 million, (ii) the decrease in accretion from convertible notes of $1.1 million, (iii) a $1.9 million decrease in equity-based compensation expense, (iv) a decrease of $1.1 million in foreign currency remeasurement, and (v) a $0.2 million decrease in deferred taxes,
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 decreased less than $0.1 million to $0.7 million from $0.7 million for the nine months ended September 30, 2021 as a result of a decrease in capital expenditures.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 decreased $6.1 million to $10.5 million from $16.7 million for the nine months ended September 30, 2021. The decrease in net cash provided was primarily driven by (i) an increase in repayment of borrowings of $9.4 million, (ii) a decrease in $27.6 million in share capital received due to the issuance of preferred stock in 2021, (iii) an increase of $0.4 million of tax withholding for equity-based compensation, (iv) a decrease in $25.7 million decrease in capital contributions, (v) an increase in $0.1 million of finance lease payments, and (vi) an increase of $10.0 million in payments for debt issuance costs offset by (i) an increase of proceeds of $54.1 million and (ii) a decrease in PIPE transaction costs of $13.0 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2022:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$84,296	$16,000	$10,296	$58,000	$—
Lease obligations	5,814	2,396	3,346	72	—
Total	$90,110	$18,396	$13,642	$58,072	$—
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
In addition to the previously disclosed material weakness related to the proper application of revenue recognition related to our Latin America, during the quarter ending September 30, 2022, a material weakness was identified related to the proper accounting for complex financial instruments.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
Management's Plan to Remediate the Material Weakness
We are taking steps to remediate the remaining material weaknesses. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On August 26, 2022, AnovoRx Holdings, Inc. (“Anovo”) filed a complaint against us in the United States District Court for the Western District of Tennessee, captioned AnovoRx Holdings, Inc. v. AgileThought, Inc. (Case No. 2:22-cv-02557), regarding a contract entered into in March 2019 for the Company to design and build a custom software solution for Anovo. The Company terminated the contract on April 29, 2022 for non-payment by Anovo of certain fees incurred and invoiced, and the complaint alleges that we breached the agreement and includes claims for breach of contract, anticipatory breach of contract, fraud in the inducement and conversion. The plaintiff seeks damages of $2.5 million, an award of unspecified appropriate damages, an award of interest and costs and expenses and other and further relief as the court may deem just and proper. On November 11, 2022, we filed a counterclaim against Anovo for Anovo’s failure to pay fees incurred and invoiced for services requested by Anovo during the period from March 2021 through April 2022. Our counterclaim seeks damages of up to $1.7 million and an award of interest and costs and expenses and other and further relief as the court may deem just and proper. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in this matter.

In addition to the foregoing, we are currently and have in the past been subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such ordinary course matters will have a material effect on our financial condition, results of operations or cash flows. In the future, we may be subject to further legal proceedings and regulatory actions in the ordinary course of business and we cannot predict whether any such proceeding or matter will have a material effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A of our Annual Report on Form 10-K filed March 31, 2022 have affected or could materially adversely affect our business, prospects, operating results and financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Other than as set forth below, there have been no material changes to the Company's risk factors since the Annual Report.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, , data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving our customers, shareholder derivative actions, purported class action lawsuits, and other matters. For example, a customer recently filed a claim against us alleging that we breached our agreement to provide the customer with a software product. See “Item 1. Legal Proceedings” in this Quarterly Report for additional information.

Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

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

In addition, U.S. state and local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from using our services or otherwise harm our business, financial condition, results of operations and prospects. For example, Mexican authorities recently issued assessments against us with potential exposure in the range of $1.5 million to $3 million based on the latest assessment of our advisors, in additional income tax, value added taxes, penalties and interest that we are currently analyzing with the assistance of outside expert advisors. We regularly assess our returns for possible additional value added or other tax liability.
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

In connection with the closing of the transaction, the Company obtained $5.7 million from the trust account, $27.6 million from the private sale of Class A Common Stock. The Company paid $4.3 million to the First Lien Facility lenders and $14 million transactions costs to a total remaining cash balance of $15 million available without restriction and available for general corporate purposes. Since the Business Combination, the Company has used the proceeds to fund operating expenses in combination with cash generated from operations. As of September 30, 2022, the Company had no remaining proceeds from the transaction on the balance sheet.

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
10.1+
Fourth Amendment to the Credit Agreement, dated August 10, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.7 to the Quarterly Report filed on August 12, 2022)

10.2*
Fifth Amendment to the Credit Agreement, dated November 1, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC

10.3+
First Amendment to the Blue Torch Financing Agreement, dated August 10, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report filed on August 12, 2022)

10.4*
Second Amendment to the Blue Torch Financing Agreement, dated November 1, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent

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

Dated: November 14, 2022

AGILETHOUGHT, INC.

By:	/s/ Amit Singh
Amit Singh
Chief Financial Officer