Form 10-K
period 2022-12-31
AgileThought, Inc.
filed 2023-03-13
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of $5.17 for shares of the registrant’s Class A common stock, was approximately $94 million. As of March 7, 2023, there were 50,032,843 shares of the registrant’s Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

AgileThought, Inc. - Annual Report on Form 10-K
December 31, 2022

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
•our ability to refinance, repay and/or continue to service our indebtedness;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding to service and repay our indebtedness and for our future operations;
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
•competition and our ability to grow and manage growth profitably;
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

•We do not have sufficient cash flows from operating activities to service our substantial amount of indebtedness and other obligations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

•We need additional capital, and failure to raise additional capital on terms favorable to us, or at all, would limit our ability to meet our debt and other obligations and have a material adverse effect on our business, financial condition, results of operations and prospects.

•Our level of indebtedness has affected our ability to obtain financing or refinance our existing indebtedness, reduces available cash flow for operations and limits our ability to complete certain transactions necessary for growth of our business.

•Our cost reduction initiatives may not deliver the expected results and could disrupt our business.

•We have not complied, and may not in the future, be able to comply with the financial covenants in our credit agreements, which have resulted, and may result, in events of default.

•We have not had, and may not have, sufficient cash flows from operating activities, cash on hand and available borrowings under current or new credit arrangements to satisfy earnout obligations in connection with prior acquisitions.

•We are dependent on our largest clients, and if we fail to maintain these relationships or successfully obtain new engagements, we may not achieve our revenue growth and other financial goals.

•We may not be able to recover or sustain our revenue growth rate consistent with the rate prior to COVID-19 pandemic.

•We must attract and retain highly skilled IT professionals. Failure to hire, train and retain IT professionals in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

•We may not be successful in building a university recruiting and hiring program, which could hamper our ability to scale our business and grow revenue.

•Increases in our levels of attrition may increase our operating costs and adversely affect our business, financial condition, results of operations and prospects.

•Our revenue is dependent on a limited number of industry verticals, and any decrease in demand for IT services in these verticals or our failure to effectively penetrate new verticals could adversely affect our revenue, business, financial condition, results of operations and prospects.

•Our contracts could be unprofitable, and any failure by us to accurately estimate the resources required to complete a contract on time and on budget could have a material adverse effect on our business, financial condition, results of operations and prospects.

•Our operating results could suffer if we are not able to maintain favorable pricing.

•If we do not maintain adequate employee utilization rates and productivity levels, our operating results may suffer and our business, financial condition, results of operations and prospects may be adversely affected.

•We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

•If we do not successfully manage and develop our relationships with key partners or if we fail to anticipate and establish new partnerships in new technologies, our business, financial condition, results of operations and prospects could be adversely affected.

•Our sales of services and operating results may experience significant variability and our past results may not be indicative of our future performance.

•Strategic acquisitions to complement and expand our business have been and may remain an important part of our competitive strategy. If we fail to acquire companies whose prospects, when combined with our company, would increase our value, then our business, financial condition, results of operations and prospects may be adversely affected.

•We face intense competition.

•We are dependent on members of our senior management team.

•Forecasts of our market size may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

•Cybersecurity attacks, breaches or other technological failures or security incidents, and changes in laws and regulations related to the internet or changes in the internet infrastructure itself, may diminish the demand for our services and could have a negative impact on our business.

•We may not secure sufficient intellectual property rights or obtain, maintain, protect, defend or enforce such rights sufficiently to comply with our obligations to our clients or protect our brand and we may not be able to prevent unauthorized use of or otherwise protect our intellectual property, thereby eroding our competitive advantages and harming our business.

•If we are unable to protect the confidentiality of our proprietary information, our business and competitive position may be harmed.

•General economic conditions in Mexico may have an adverse effect on our operations and business.

•Fluctuations in currency exchange rates and increased inflation could materially adversely affect our business, financial condition, results of operations and prospects.

•The market price and trading volume of our common stock and warrants has been and will likely continue to be volatile and could decline significantly.

•Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

•We may be subject to securities litigation, which is expensive and could divert management attention.

•Future sales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

•Anti-takeover provisions contained in our charter and our bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

• 2017: Partnered with Credit Suisse, completed three acquisitions and established capabilities in e-commerce.

• 2018: Acquired 4th Source, expanded U.S. footprint and enhanced presence with clients from the healthcare industry.

• 2019: Acquired AgileThought, LLC, expanded U.S. footprint, enhanced delivery capabilities and presence with large clients within the professional services industry, relocated global headquarters to Dallas, Texas and changed its name to AgileThought, Inc.
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

We combine our agile-first approach with expertise in emerging technologies to discover, design, and deliver solutions that help our clients overcome the challenges of digital transformation to innovate, build, run and continually improve solutions at scale using DevOps tools and methodologies. We offer client-centric, onshore and nearshore digital transformation services that include consulting, design and user experience, custom enterprise application development, DevOps, cloud computing, mobile, data management, advanced analytics and automation expertise. Our professionals have direct industry operating expertise that allows them to understand the business context and the technology pain points that enterprises encounter. We leverage this expertise to create customized frameworks and solutions throughout clients’ digital transformation journeys. We invest in understanding the specific needs and requirements of our clients and tailor our services for them. We believe our personalized, hands-on approach allows us to demonstrate our differentiated capabilities, build trust and confidence with new clients, and strengthen relationships with current ones, enabling a trusted client advisor relationship. By leveraging our AgileThought Operating Model (“ATOM”) and our industry expertise, we rapidly and predictably deliver enterprise-level software solutions at scale. Our deep expertise in next-generation technologies facilitates our ability to provide enterprise-class capabilities in key areas of digital transformation.

Industry Background

In recent years, technological advances have altered business and competitive landscapes at a pace and at a scale that is unprecedented in modern industry. The proliferation of new technologies, such as cloud computing, mobile, social media, artificial intelligence, machine learning, advanced analytics and automation delivered in an omni-channel way, and the ability to rent them as-a-service instead of acquiring them outright at significant upfront cost, have diminished the scale and infrastructure advantages of incumbent businesses. This, in turn, has enabled the rise of a new breed of companies, known as “digital disruptors,” across different industries. Digital disruptors use digital technology platforms that are essentially software applications to enable innovative ways of providing products and services to clients. Digital disruptors often differentiate themselves with their extensive expertise in developing and using software. New technologies also give customers and employees more information and choices, changing how and where they engage with enterprises.

Best-in-class software developers have also re-imagined the process of software development. Today, digital disruptors build software by deploying an agile methodology. The traditional waterfall method, premised on a sequential and siloed approach to building software, results in long development cycles, fails to integrate user feedback quickly and is often more expensive than the agile method. The agile method is user-driven and focuses on continuous delivery of small upgrades with multi-disciplinary software development teams rapidly designing, developing, testing, delivering and continually monitoring updates to software. The agile method also enables enterprises to continuously innovate and improve products and processes with greater speed than ever before.

Due to these factors, incumbent enterprises with cumbersome processes have a critical need to digitally transform their businesses in order to compete with new entrants in their markets, enhance customer experiences, drive differentiation, optimize operations and regain their competitive advantages. This requires re-imagining and re-engineering their businesses. In order to undertake digital transformation, enterprises need to devise new business strategies, alter their organizational structures and cultures, and, most importantly, modernize their technology infrastructures.

Our Opportunity

Given the diverse benefits digital transformation brings across industries, we expect the demand to remain robust, especially in key industries such as: retail, healthcare, financial services and professional services. Businesses are focused on protecting themselves from the current environment of uncertainty while making the most of any innovation and automation opportunities to scale their digital business.

Due to increased demand for artificial intelligence, cloud and analytics we expect worldwide digital transformation spending in each of the healthcare and financial services sectors to increase at an approximate 20% compounded annual growth rate, from 2022 to 2026. Additionally, the fast growing interest in Digital Twins and Robotic Process Automation-Based Claims Processing will allow us to accelerate growth in all of our key industries as the spend for each of these services are expected to grow greater than 30% during the same period.

Our Strategy

Key elements of our growth strategy include:

Expand Our Client Footprint in the United States

We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We acquired 4th Source in 2018 and AgileThought in 2019, both of which are U.S. headquartered and operated companies. These acquisitions have consolidated our presence in the U.S. market which is projected to be the largest geographic market for Digital Transformation spending through 2026, accounting for nearly 35% of the total spending worldwide and surpassing $1.0 trillion spending in 2025. Our 2022 and 2021 revenue from U.S. clients were 63.5% and 65.2% of our total revenue, respectively.

Expand Our Client Footprint in the Latin America

We are also focused on growing our client footprint in Latin America and leveraging our local experience and network to capitalize on the region’s growth potential. The Latin America region is expected to experience the second strongest growth in Digital Transformation from 2022 to 2026 with a five year projected compounded annual growth rate of approximately 20%. Our business started in Mexico and we have established experience in the Latin America market since then, and we believe our experience allows us to tailor our offerings and naturally assertively approach our clients in that market. Our 2022 and 2021 revenue from Latin America clients were 36.5% and 34.8% of our total revenue, respectively.

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

Strengthen Onshore and Nearshore Delivery with Diversification in Regions

In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. Our onshore and nearshore agile methodology not only facilitates efficient and reliable client communication and collaboration, but also facilitates our engineers being onsite quickly when required. We have established a strong base for our onshore and nearshore delivery model across Mexico, and we also have offices in Argentina, Brazil and the United States in order to source diverse talent and be responsive to clients in our core markets. We have strategically located our onshore and nearshore delivery centers in areas that are desirable for employees to live, have ample access to innovative technical and industry-experienced talent pools, and have lower IT recruiting competition. One of the positive outcomes of the COVID-19 pandemic has been that we have further proven our leading agile delivery capabilities via distributed teams working remotely. This outcome has broadened our capacity to attract and recruit talent located in cities different from where our delivery centers are currently located. As we continue to grow our relationships, we will keep looking for the best talent to expand our footprint in other cities in Mexico as well as other countries.

Attract, Train, Retain and Utilize Highly Skilled Employees

We believe attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies is key to our success. Historically, we have relied primarily on hiring experienced employees to meet our demand for talent. Today, we are focused on growing our workforce through university recruiting. University recruiting helps us diversify our talent base, build-out our delivery capabilities and lower our overall delivery costs. Our strategy is to grow our university recruiting program in Mexico, which is one of the top countries in the world in terms of the number of engineering, math and science graduates along with opening offices in other countries in Latin America with similar time zones in order to attract local graduates.

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

Our Services

We offer client-centric, onshore and nearshore end-to-end digital transformation services that help our clients aim higher through their digital ambitions by innovating with them and building solutions and applications. Our services are delivered through our three dimensions of transformation — Discover, Design, and Deliver:

Discover

We begin by partnering with your stakeholders and engineering leadership to carefully analyze our client’s data to better understand their goals and challenges. We believe our specialized understanding of complex software engineering problems enables us to share agile approaches to closing the gaps and driving results.

Design

We believe that building solutions begins with empathy and design thinking. We seek to understand a client’s end customer goals and quickly design digital solutions that will deliver on the key outcomes using data and data science aimed to improve business in weeks, not months.

Deliver

We seek to deploy our Agile Thinkers in clients’ preferred time zones because we believe solving critical business challenges that accelerate client value needs to happen in real time. Our over 2,500 Agile Thinkers are on a mission to deliver enterprise software projects in timeframes that surprise and delight.

Our Guild Model

Technology continues to advance at a faster pace than it ever has before. Driving these changes are consistent innovations in software engineering and methodologies. At AgileThought, we are passionate about our craft and seek to foster continuous growth and technical understanding in all our employees.

To help create the environment necessary for continuous improvement and learning, we have developed a unique guild model. Our guild model offers our consultants a clear path to further career growth paired with the mentorship, with a goal to deliver successfully in client engagement.

Going beyond the Center of Excellence model, our guilds are grouped around areas which align our technical staff on core competencies and skills, backed by skilled practitioners and surrounded by a network of friends fluent in each technical area to whom they can seek input and further their understanding.

Agility Guild

The Agility Guild’s goal is to inspire and advise the enterprise to new heights of thinking, behaving, and decision making. We aim to transform organizations and digital products by consulting, coaching, and training using innovative approaches like Agile, DevOps, Design Thinking, and Project Management.

Design & Product Guild

The Design & Product Guild’s goal is to help our clients create great customer experiences. We aim to ensure that our clients’ product strategy aligns with their company vision.

Data & AI Guild

The Data & AI Guild’s goal is to help clients digitally reimagine Intelligent Businesses, using an AI-first, human-centric, and platform-driven approach. Our AI-Drive Digital Transformation program spans real and synthetic data, digital surrogates, and field implementation.

Enterprise Solution Guild

The Enterprise Solutions Guild focuses on providing the best-added value to our customers through excellence in the timely delivery of business apps and related services, by striving to incorporate the best industry practices, under a culture of innovation, practical solutions, and optimizing Time-to-Value.

Front-End Engineering Guild

The Front-End Engineering Guild strives to help our clients digitally convert their design concepts and ideas into reality by creating a human interface that users will find user-friendly and enjoy using.

Backend Engineering Guild

With technology innovation in mind, the Backend Engineering Guild seeks to help organizations digitally transform by creating exceptional backend platforms and leveraging cloud technology.

Cloud & Security Guild

The Cloud-Ops & Security Guild focuses on the cloud, elastic capabilities, and new technologies that increase the availability of our clients' solutions. Helping our clients safely design, migrate, assess, secure, optimize and manage their cloud assets is this guild’s core mission.

Quality Guild

The Quality Guild focuses on developing and implementing testing best practices within our software development lifecycle which will allow us the ability to produce high-quality processes and products in which we serve our customers.

Our Industry Model

In addition to our Guild Model, we focus our market units around their industry expertise.

Banking and Financial Services Industry

Our extensive history in the banking and financial services industry is part of the foundation of our company. We work with several of the biggest banks in the world and help them with their digital transformation, from online and mobile banking, investment platforms, digital wallets, payment processing, and a suite of other services.

Healthcare

It is critical to have a sense of trust in your partners within the healthcare industry — the wrong mistake can have real impacts on the lives of real people. That’s why we take pride in our partnerships with some of the largest names in the healthcare industry. They rely on us to have a strong understanding of industry laws & regulations and how we take that into account when creating digital solutions around telemedicine, remote monitoring, electronic health records (EHRs), and patient engagement tools.

Professional Services

The professional services world of audit, advisory, and tax services is a very specialized place, and knowledge of the unique and evolving regulations of global jurisdictions is a must for any partner in the space. We help the professional services world to streamline audit processes and improve accuracy, leveraging machine learning and other advanced technologies to analyze vast amounts of financial data and identify patterns and trends that can help clients optimize their financial performance.

Media & Entertainment

People are invested in their movies, shows, music, and games now more than ever, and they set a high bar in the quality of the experience that they expect. We help companies in the Media & Entertainment space to create those experiences, from streaming, big data and machine learning algorithms, managed services, product design, and more.

Retail and Manufacturing

Supply chain management, pricing strategies, seasonal fluctuations, physical storefronts — these are all complex aspects of retail and manufacturing that we believe all benefit from our experience in doing digital transformations in this industry. AgileThought works with some of the world’s top retail brands to elevate customer experiences, build stronger data practices, and increase operational resiliency across value chains.

Our Delivery Model

We use a combination of onshore and nearshore delivery to provide digital transformation services to our clients. We believe our onshore and nearshore model also allows us to quickly travel to our clients’ locations when required. In addition, our ability to collaborate remotely in similar time zones was designed to propel our productivity and further enhances our agile delivery.

As of December 31, 2022, we had 5 delivery centers across United States, Mexico and South America. In addition, we have delivery employees at client locations in Argentina, Brazil, Mexico and United States.

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

Our sales and marketing organization is primarily located in Mexico City and throughout the United States. Our team of marketing professionals actively promotes our thought leadership, brand and capabilities through a variety of digital channels which includes our website, blogs, digital events such as podcasts and webinars, various social media platforms, participation in technology conferences through speaking engagements and sponsorships, and technology industry research briefings with industry analysts.

Our Customers

We focus on enterprise clients based in the United States and Latin America. Our clients operate across a broad range of industries, including the healthcare, professional services, financial services, consumer packaged goods, retail, and industrial services industries. As of December 31, 2022, we had 137 active clients across the United States and Latin America, defined as clients from whom we generated revenue over the prior 12 months.

Our largest client in 2022 accounted for 14.9% of total revenue. Our second and third largest clients in 2022 accounted for 9.2% and 7.4% revenue in 2022, respectively. Our largest client in 2021 accounted for 13.0% of total revenue. Our second and third largest clients in 2021 accounted for 9.6% and 9.5% of our total revenue, respectively.

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

Human Capital and Employees

We strive to foster a culture of empowerment that allows employees to be entrepreneurial and nimble. We provide services from onshore and nearshore delivery locations to facilitate increased interaction, responsiveness and close-proximity collaboration, which are necessary to deliver agile services. As of December 31, 2022, we had an aggregate of 1,692 delivery and consulting employees in Mexico, representing 78.9% of our total of 2,144 delivery and consulting employees. Our onshore delivery centers in the United States employed 181 delivery and consulting employees as of December 31, 2022, and our nearshore delivery centers in Brazil and Argentina employed 240 delivery and consulting employees as of December 31, 2022. As of December 31, 2022 we had 2,504 employees.

Attract

We recognize that our ability to grow our business is dependent on our ability to attract and retain talent and industry-experienced professionals. We have primarily relied on hiring employees with prior relevant experience. We also hire from university campuses. We have leveraged our management team’s extensive knowledge of Mexico in strategically placing our delivery operations in locations such as Merida and Colima that have high concentrations of universities with engineering graduates, attractive cost structure, desirable living attributes and low employee turnover.

Train and Retain

We invest in training our employees and offer regular technical and language training as well as other professional advancement programs. Our training includes programs dedicated to enhance our employees’ abilities and includes language proficiency courses, an Analytics-focused three-week academy and a two-week condensed Agile Boot Camp program. Additionally, during 2020 we launched our “AT University” program, currently ongoing, which is a program that focuses on providing continuous training tools to our employees through online courses and in-house training in both technical and soft-skill topics. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.

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

Item 1A. Risk Factors

RISK FACTORS

We are subject to various risks and uncertainties, which could adversely affect our business, prospects, operating results, cash flows and financial condition and the trading price of our Class A Common Stock (“common stock”). You should carefully consider the risks and uncertainties described below together with all of the other information contained in this annual report on Form 10-K, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

We do not have sufficient cash flows from operating activities to service our substantial amount of indebtedness and other obligations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a substantial amount of indebtedness and related obligations and do not currently have sufficient available cash flows to service upcoming payment commitments. In addition, we may not have sufficient cash flows or assets to repay such debt and related obligations in full when due. Our total indebtedness and related obligations as of February 28, 2023 was $99.2 million, including (1) $63.5 million under our financing agreement (the “Blue Torch Credit Facility”) by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors, the financial institutions party thereto as lenders (the “Blue Torch Lenders”), and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent, and (2) $19.4 million under our credit agreement (the “Second Lien Facility”), by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, financial institutions affiliated with Credit Suisse and Nexxus Capital, Manuel Senderos and Kevin Johnston, as lenders (the “Second Lien Lenders”), GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent, but not including an additional paid in kind fee of $0.5 million added to the Blue Torch Credit Facility as of March 9, 2023.

We have agreed to pay approximately $34.0 million of our total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Our failure to repay any of these amounts will be an event of default under the Blue Torch Credit Facility. However, any such event of default related to the April 15, 2023, June 15, 2023, or September 15, 2023 payments will not result in Blue Torch’s ability to accelerate any indebtedness under the Blue Torch Credit Facility but will result in us owing Blue Torch additional paid in kind fees in the amounts of $4.0 million, $2.0 million and $3.0 million, respectively, which will be added to the outstanding principal amount of the loan. If the Company meets these payments timely, no fees will be incurred. We are also required to make quarterly payments to the Blue Torch Lenders of approximately $0.7 million starting December 31, 2023 and a payment default related to those quarterly payments would allow Blue Torch to accelerate all indebtedness under the Blue Torch Credit Facility.

As described in the following risk factor, we also have certain other payment obligations, including for subordinated indebtedness, that we may not pay unless we comply with covenants in the Blue Torch Credit Facility and the Second Lien Facility. Our failure to pay these other obligations would be a default under the terms of those obligations and, in limited circumstances, a cross-default that would allow Blue Torch and the Second Lien Lenders to accelerate any and all indebtedness owed to them.

We have also entered into arrangements with certain suppliers and vendors, or are negotiating such arrangements, under which we paid or will agree to pay such counterparties on a deferred basis in order to manage our cash flows. Some of these agreements are related to material contracts under the terms of the Blue Torch Credit Facility and the Second Lien Facility and are agreements that we rely on to operate our business. If we are unable to negotiate such deferred payments, our counterparties could terminate these contracts. We may not be able to replace these contracts on terms that are acceptable to us or at all and would remain liable for the defaulted payments, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not have sufficient cash flows from operating activities and need to raise additional capital to service our debt and other obligations. Our ability to make payments on our indebtedness and other obligations depends on our ability to raise additional capital and on our results of operations, cash flows and financial condition, which in turn are all subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to raise such additional capital and maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness and to pay our other obligations.

In addition, if we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation. In any of these circumstances, our business, financial condition, results of operations and prospects would be materially adversely affected.

See Management’s Discussion and Analysis - Liquidity and Capital Resources, for further information about our existing indebtedness and related obligations.

Provisions of our senior credit agreements restrict our ability to pay certain of our other obligations, including subordinated indebtedness, and our inability to pay or modify the payment terms of such obligations would result in events of default, which could have a material adverse effect on us.

The Blue Torch Credit Facility and the Second Lien Facility restrict our ability to pay certain of our other obligations, including $3.5 million in deferred fees (the “Monroe Deferred Fees”) due to the lenders under our prior first lien credit facility on May 25, 2023, $1.6 million due to Exitus Capital, S.A.P.I. de C.V., SOFOM, E.N.R. (“Exitus Capital) on July 27, 2023 and $0.9 million due to AGS Group LLC (“AGS Group”) on March 31, 2023 unless we satisfy certain conditions, including that no event of default has occurred and is continuing. We may not repay the Monroe Deferred Fees or AGS Group unless our leverage ratio is 3.00 to 1.00 or less or 2.50 to 1.00 or less, respectively, and we are in compliance with all financial covenants. We may not repay Exitus Capital unless we have repaid Blue Torch an aggregate principal $15.0 million and $20.0 million by April 15, 2023 and June 15, 2023, respectively.

Our failure to pay any of these amounts would be a payment default under the terms of those agreements, which would allow Exitus Capital to accelerate the amount due under its loan or allow Monroe to seek to enforce our obligation to repay the Monroe Deferred Fees. In addition, our failure to pay the indebtedness due to Exitus Capital will be a cross-default under both the Blue Torch Credit Facility and Second Lien Facility, but would not allow either of the Blue Torch or Second Lien Lenders to accelerate indebtedness due under their respective loans unless Exitus Capital accelerates the amounts due to it.

To avoid these defaults, we need to raise additional capital and reduce our leverage ratio to service these obligations. We do not believe we will be able to reduce our leverage ratio in order to pay the indebtedness due to AGS Group on March 31, 2023 or the Monroe Deferred Fees due on May 25, 2023 and therefore need to revise the terms of these obligations. Any such revisions may be subject to the prior consent of Blue Torch and the Second Lien Lenders. We cannot provide any assurance that we will be able to timely revise these obligations on commercially acceptable terms or at all or that Blue Torch and the Second Lien Lenders will consent to such revisions. Our failure to revise these obligations or receive such consents would result in events of default that, if not cured or waived, would have a material adverse effect on us.

We need additional capital, and failure to raise additional capital on terms favorable to us, or at all, would limit our ability to meet our debt and other obligations and have a material adverse effect on our business, financial condition, results of operations and prospects.

In order to meet our obligations, we must raise additional capital and may be required to adopt one or more alternatives, such as refinancing or restructuring indebtedness or selling material assets or operations. However, there can be no assurance that we will be able to raise additional capital or that we will be successful in one or more of these other options.

If we raise additional capital through the issuance of equity or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock. If we raise additional capital through equity, our existing stockholders will experience dilution and such dilution could be substantial. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. The refinancing of our existing indebtedness or incurrence of additional indebtedness could result in increased debt service obligations and could require us to agree to operating and financing covenants that would further restrict our operations, and the instruments governing such indebtedness could contain provisions that are as or more restrictive than our existing debt instruments.

We may also require additional cash resources due to changed business conditions or other future developments, including our growth initiatives and any investments or acquisitions we may decide to pursue, or to refinance our existing indebtedness.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including conditions in the capital markets in which we may seek to raise funds, our results of operations and financial condition, the terms of our credit facilities, investors’ perception of, and demand for, securities of IT services companies and general economic and political conditions. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are not able to meet our commitments for any reason, our creditors could seek to enforce remedies against us, including actions to put us into bankruptcy proceedings or receivership, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our level of indebtedness has affected our ability to obtain financing or refinance our existing indebtedness, reduces available cash flow for operations and limits our ability to complete certain transactions necessary for growth of our business.

Our level of indebtedness has affected our ability to obtain financing or refinance existing indebtedness and requires us to dedicate a significant portion of our cash flow from operations to interest and principal payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, growth initiatives and other general corporate purposes.

In addition, the Blue Torch Credit Facility is secured by substantially all of our assets and will require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•dispose of assets;
•complete mergers or acquisitions;
•incur or guarantee indebtedness;
•sell or encumber certain assets;
•pay dividends or make other distributions to holders of our shares;
•make specified investments;
•engage in different lines of business; and
•engage in certain transactions with affiliates.

These limitations limit our ability to complete certain transactions necessary for the growth of our business and also increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in its businesses and the industries in which we operate or in pursuing our strategic objectives

Our cost reduction initiatives may not deliver the expected results and could disrupt our business.

We have implemented cost reduction initiatives for the purpose of reducing selling, general and administrative expenses, streamlining our operations and increasing cash flows from operations. Such reductions may include reducing non-revenue generating headcount, consolidating certain operations and reducing other expenditures. We plan to continue to manage costs to better and more efficiently manage our business.

Such initiatives may not be successful and could adversely impact our business in other ways, including delaying the completion of certain business processes, impacting our ability to react swiftly to changes in our industry or affecting employee retention or morale. If we do not fully realize or maintain the anticipated benefits of cost reduction initiatives or if such benefits are offset by additional costs, our business, financial condition, results of operations and prospects could be adversely affected, and additional cost reduction initiatives or restructuring actions may be necessary.

We have not complied, and may not in the future, be able to comply with the financial covenants in our credit agreements, which have resulted, and may result, in events of default.

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, we are required to comply with total leverage ratio, liquidity, accounts payable and other covenants, including providing financial information to our lenders at specified times. Our ability to meet these ratios and covenants can be affected by events beyond our control. We have not always met these ratios and covenants in the past and have had to obtain waivers and consents from the lenders and amend our credit agreements to adjust the ratios and covenants so that we could remain in compliance.

For example, we have had to enter into amendments to our prior first lien credit facility, the Blue Torch Credit Facility and the Second Lien Facility on multiple occasions to reset the total leverage ratio, the fixed charge coverage ratio and the liquidity, accounts payable and other covenants in such agreements. See Management’s Discussion and Analysis - Liquidity and Capital Resources, for further information.

We may not meet these ratios and covenants in the future. A failure by us to comply with the ratios or covenants contained in our credit agreements could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under the terms of our credit agreements, including the occurrence of a material adverse change, the lenders could elect to declare any amounts outstanding to be due and payable and exercise other remedies.

We have not had, and may not have, sufficient cash flows from operating activities, cash on hand and available borrowings under current or new credit arrangements to satisfy earnout obligations in connection with prior acquisitions.

In connection with prior acquisitions, we are required to make earnout payments to the sellers if certain metrics relating to the acquired businesses have been achieved. As of December 31, 2022, we had accrued $10.2 million in earnout payments as liabilities that we owe in connection with prior acquisitions. The earnout obligation is related to two prior acquisitions of AN Extend and AgileThought LLC with a total liability of $2.4 million and $7.8 million, respectively. The AN Extend and AgileThought LLC obligation accrues interest at a rate of 11% and 12% respectively. In order for us to make those earnout payments, in addition to having sufficient cash resources to make the payments themselves, we must be in pro forma compliance after giving effect to the earnout payments with liquidity and other financial and other covenants included in the Blue Torch Credit Facility and the Second Lien Facility. We have not been able to satisfy those covenants to date in connection with the accrued earnout payments. If we are unable to satisfy those covenants, and the Blue Torch Credit Facility and the Second Lien Facility remain outstanding, or if we otherwise have insufficient cash flows from operating activities, cash on hand or access to borrowed funds, we will be unable to make the accrued earnout payments. As long as such accrued earnout payments remain outstanding, they will continue to accrue interest that is added to the principal amount of the earnout payment, further increasing our payment obligations to third parties.

On November 15, 2022, the Company entered into an amendment to change the terms of the AN Extend purchase price obligation note payable. The amendment converted the note from Mexican pesos to U.S. dollars with additional principal added, changed the applicable interest to 11% annually, and set a maturity date of November 15, 2023. If the note is not paid in full by the maturity date, the total amount of principal and the interest will be converted within the following 30 calendar days into shares of our common stock, based on the Volume Weighted Moving Average Price of our common stock on Nasdaq.

There can be no assurance that in the event we are unable to make any such earnout payments, the sellers will not seek legal action against us, which could materially adversely affect our business, financial condition, results of operations and prospects.

We may not have, sufficient cash flows from operating activities, cash on hand and available borrowings under current or new credit arrangements to finance required capital expenditures and other costs under new contracts.

Our business generally requires significant upfront working capital and/or capital expenditures for software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a service contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures or other costs in order to enter into or retain the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreements.

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

If we do not have adequate liquidity or are unable to obtain financing for these upfront costs on favorable terms or at all, we may not be able to pursue certain contracts, which could result in the loss of business or restrict the ability to grow. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated scope of or expansion in the services we provide to the applicable clients under the contracts, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including increasing our sales activities directed at the U.S. market or pursuing acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital either through the public or private issuance of equity or debt securities, by entering into new credit facilities, which sources of funds may not necessarily be available on acceptable terms, if at all.

We have significant fixed costs related to lease facilities.

We have made and continue to make significant contractual commitments related to our leased facilities. Our operating and finance lease expense related to land and buildings for the year ended December 31, 2022 was $1.9 million, and for the year ended December 31, 2021 was $3.8 million, net of reimbursements. These expenses will have a significant impact on our fixed costs, and if we are unable to grow our business and revenue proportionately, our operating results may be negatively affected.

Risks Related to Our Business and Industry

We are dependent on our largest clients, and if we fail to maintain these relationships or successfully obtain new engagements, we may not achieve our revenue growth and other financial goals.

Historically, a significant percentage of our annual revenue has come from our existing client base. For example, during 2020 and 2019, 92.5% and 77.5% of our revenue came from clients from whom we also generated revenue during the prior fiscal year, respectively. On a pro forma basis, giving effect of the AgileThought LLC acquisition as if it had occurred since January 1, 2018, 93.5% and 97.1% of our revenue during 2020 and 2019 came from clients from whom we also generated revenue during the prior fiscal year respectively. However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally do not have long-term contractual commitments from our clients and are often not our clients’ exclusive IT services provider. A major client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our significant clients could be acquired, and there can be no assurance that the acquirer would choose to use our services to the same degree as previously, if at all. Our largest client for each of the years ended December 31, 2022 and 2021 accounted for 14.9% and 13.0% of our revenue, respectively, and our ten largest clients for the years ended December 31, 2022 and 2021 accounted for 61.4% and 65.1% of our revenue, respectively.

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

Prior to the COVID-19 pandemic, our revenue increased by 57.2% from $110.5 million in the year ended December 31, 2018 to $173.7 million in the year ended December 31, 2019. Our business was adversely affected by the COVID-19 pandemic, and we experienced a decline in our revenue from $173.7 million in the year ended December 31, 2019 to $164.0 million in the year ended December 31, 2020 to $158.7 million in the year ended December 31, 2021. We may not be able to recover our revenue growth consistent with the rate prior to the COVID-19 pandemic or at all. You should not consider our revenue growth in periods prior to the COVID-19 pandemic as indicative of our future performance. As we seek to grow our business, our future revenue growth rate may be impacted by a number of factors, such as fluctuations in demand for our services, increasing competition, rising wages in the markets in which we operate, difficulties in integrating acquired companies, decreasing growth of our overall market, our inability to engage and retain a sufficient number of information technology, or IT, professionals or otherwise scale our business or our failure, for any reason, to capitalize on growth opportunities, and our business, financial condition, results of operations and prospects may be adversely affected

The COVID-19, pandemic impacted demand for our services and disrupted our operations and may continue to do so.

The COVID-19 outbreak is as a serious threat to the health and economic well-being of our customers, employees, and the overall economy. Since the beginning of the outbreak, many countries and states have taken dramatic action including, without limitation, ordering all non-essential workers to stay home, mandating the closure of schools and non-essential business premises and imposing isolation measures on large portions of the population. Measures taken in response to the COVID-19 pandemic have had serious adverse impacts on domestic and foreign economies and the severity and the duration of these impacts are still being analyzed. The effectiveness of economic stabilization efforts continue to be uncertain and many economists have predicted extended local or global recessions.

The COVID-19 pandemic had a significant impact on several of our customers during 2021, as several larger customers either postponed projects or developed or undertook internal technology initiatives instead of using our services to do so. This adversely affected and may continue to adversely affect our opportunities for growth, whether through an increase in business or through acquisitions. The effects of the COVID-19 pandemic and measures taken in response to the pandemic in the global financial markets has also reduced our ability to access capital and could continue to negatively affect our liquidity position. This financial uncertainty may also negatively impact pricing for our services or cause our clients to again reduce or postpone their technology spending significantly and/or in the long-term, which may, in turn, lower the demand for our services and negatively affect our revenue, profitability and cash flows, and our business, financial condition, results of operations and prospects may be adversely affected.

In addition, to the extent the ongoing risks adversely affect our business, financial condition, results of operations and prospects, they may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business, financial condition, results of operations and prospects.

Remote working conditions could harm our business.

In connection with the COVID-19 pandemic, we enabled substantially all of our employees to work remotely in compliance with relevant government advice and we have continued to allow for remote work generally throughout our operations. Allowing for remote or hybrid working conditions could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity or increased risk of cybersecurity incidents, any of which could adversely impact our business, financial condition, results of operations and prospects.

We must attract and retain highly skilled IT professionals. Failure to hire, train and retain IT professionals in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

In order to sustain our growth, we must attract and retain a large number of highly skilled and talented IT professionals. Our headcount increased from December 31, 2020 to December 31, 2021, with the increase was primarily attributable to actions rehiring efforts following the COVID-19 pandemic, and our headcount slightly decreased in 2022 as we reorganized our delivery model. We anticipate that we will need to continue to increase our headcount as we implement our growth strategy. Our business is driven by people and, accordingly, our success depends upon our ability to attract, train, motivate, retain and effectively utilize highly skilled IT professionals in our delivery locations, which currently are principally located in Mexico and the United States. We believe that there is significant competition for technology professionals in the geographic regions in which our offices are located and in locations in which we intend to establish future offices and that such competition is likely to continue for the foreseeable future. Additionally, given our delivery locations in the United States, we must attract and retain a growing number of IT professionals with English language proficiency, which could further limit the talent base from which we can hire. Increased hiring by technology companies and increasing worldwide competition for skilled IT professionals may lead to a shortage in the availability of suitable personnel in the locations where we operate and hire. Our ability to properly staff projects, maintain and renew existing engagements and win new business depends, in large part, on our ability to recruit, train and retain IT professionals. We are currently focused on growing our workforce through university recruiting; however, this strategy and any other strategies we employ to hire, train and retain our IT professionals may be inadequate or may fail to achieve our objectives. Failure to hire, train and retain IT professionals in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As part of our growth strategy, we are focused on growing our workforce through university recruiting. In particular, we intend to focus our university recruitment efforts on Mexico. We cannot guarantee that we will be able to recruit and train a sufficient number of qualified university hires or that we will be successful in retaining these future employees. We may not be successful in building a reputable brand on college campuses or deepening and sustaining relationships with university administrations which could hinder our ability to grow our workforce through university hiring. Increased university hiring by technology companies, particularly in Latin America and the United States, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified university personnel in the locations where we operate and hire. Failure to hire and train or retain qualified university graduates in sufficient numbers could have a material adverse effect on our business, financial condition, results of operations and prospects.

Increases in our levels of attrition may increase our operating costs and adversely affect our business, financial condition, results of operations and prospects.

The technology industry generally experiences a significant rate of turnover of its workforce. In the past, we experienced even higher attrition rates. If our attrition rate were to increase, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, among others. High attrition rates of IT personnel could have an adverse effect on our ability to expand our business, may cause us to incur greater personnel expenses and training costs, and may otherwise adversely affect our business, financial condition, results of operations and prospects.

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

We perform our services primarily on a time-and-materials basis. Revenue from our time-and-materials contracts represented 70.8% and 82.3%, respectively, of total revenue for the years ended December 31, 2022 and 2021. We charge out the services performed by our employees under these contracts at daily or hourly rates that are specified in the contract. The rates and other pricing terms negotiated with our clients are highly dependent on our internal forecasts of our operating costs and predictions of increases in those costs influenced by wage inflation and other marketplace factors, as well as the volume of work provided by the client. Our predictions are based on limited data and could turn out to be inaccurate, resulting in contracts that may not be profitable. Typically, we do not have the ability to increase the rates established at the outset of a client project other than on an annual basis and often subject to caps. Independent of our right to increase our rates on an annual basis, client expectations regarding the anticipated cost of a project may limit our practical ability to increase our rates for ongoing work.

In addition to time-and-materials contracts, we also perform our services under fixed-price and managed services contracts. Revenue from our fixed-price and managed services contracts represented 29.2% and 17.7%, respectively, of total revenue for the year ended December 31, 2022 and 2021. Our pricing in fixed-price and managed services contracts is highly dependent on our assumptions and forecasts about the costs we expect to incur to complete the related project, which are based on limited data and could turn out to be inaccurate. Any failure by us to accurately estimate the resources, including the skills and seniority of our employees, required to complete a fixed-price or managed services contract on time and on budget or meet a service level on a managed services contract, or any unexpected increase in the cost of our employees assigned to the related project, office space or materials could expose us to risks associated with cost overruns and could have a material adverse effect on our business, financial condition, results of operations and prospects. Customers may be unable or unwilling to recognize phases or partial delivery of our services, thereby delaying their recognition of our work, which would impact our cash collection cycles. Customers may also not be able or willing to recognize phases or partial delivery of our services, which may delay payment for work we delivery, and which could negatively impact our cash collection cycles. In addition, any unexpected changes in economic conditions that affect any of our assumptions and predictions could render contracts that would have been favorable to us when signed unfavorable.

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

Our operating results and the cost of providing our services are affected by the utilization rates of our employees. If we are not able to maintain appropriate utilization rates for our employees, our operating results may suffer. Our utilization rates are affected by a number of factors, including:
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

Additionally, our revenue could suffer if we experience a slowdown or stoppage of service for any clients or on any project for which we have dedicated employees and we are not be able to efficiently reallocate these employees to other clients to keep their utilization and productivity levels high. For example, we recently made investments to increase our sales team with the goal of driving positive revenue growth and stronger gross margins, but these anticipated benefits are dependent on many factors, including the demand for our services and the ability of these employees to achieve adequate utilization and productivity levels. If we are not able to maintain high resource utilization levels without corresponding cost reductions or price increases, our operating results will suffer and our business, financial condition, results of operations and prospects may be adversely affected.

We are focused on growing our client base in the United States and may not be successful.

We are focused on geographic expansion, particularly in the United States. In 2022 and 2021, 63.5% and 65.2% of our revenue came from clients in the United States, respectively.

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
•uncertainly and disruption to the global markets including due to public health pandemics, such as the COVID-19 pandemic;
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

Strategic acquisitions to complement and expand our business have been and may remain an important part of our competitive strategy. If we fail to acquire companies whose prospects, when combined with our company, would increase our value, then our business, financial condition, results of operations and prospects may be adversely affected.

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

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving our customers, shareholder derivative actions, purported class action lawsuits, and other matters. For example, a customer recently filed a claim against us alleging that we breached our agreement to provide the customer with a software product. See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K for additional information.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company we are required to maintain internal control over financial reporting and to report any material weakness in such internal control. In connection with the audit of our financial statements for the year ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses identified related to the proper application of revenue recognition related to our Latin America business and proper accounting for complex financial instruments.

As of December 31, 2022, management concluded that these material weaknesses in internal control over financial reporting were remediated. For the material weakness related to proper accounting of complex financial instruments, management remediated the material weakness by completing training, enhancing accounting personnel’s understanding of complex convertible debt instruments, and adding controls over the review of the accounting assessment for complex financial instruments, For the material weakness related to proper application of revenue recognition related to our Latin America business, management remediated the material weakness redesigning the respective control framework, including implementation of enhanced control procedures.

As of December 31, 2022 we concluded that our previously identified material weaknesses were remediated, but we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to maintain an effective system of internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause covenant breaches under our debt and/or other agreements, cause us to fail to meet our periodic reporting obligations, reduce investor confidence in us, materially and adversely affect the value of our common stock, and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have and will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

We have and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or has implemented are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will continue to substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

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

Risks Related to Cybersecurity and Data Privacy

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

We and our vendors and outsourced data center operations are subject to cybersecurity attacks, breaches or other technological failures which can include ransomware, viruses, worms, malware, phishing attacks, data breaches, denial or degradation of service attacks, social engineering attacks, terrorism, service disruptions, failures during the process of upgrading or replacing software, unauthorized access attempts, including third parties gaining access to systems or client accounts using stolen or inferred credentials and similar malicious programs, behavior, and events. Our systems and our vendors’ systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees and other third parties with otherwise legitimate access. In addition, we have experienced outages and other delays. A majority of our office employees are working remotely, which may also increase the risk of cyber incidents or data breaches. We could experience a security breach resulting in the unauthorized use or disclosure of certain types of data, including client data, and personal information, that could put individuals at risk of identity theft and financial or other harm, resulting in costs to us, including as related to loss of business, severe reputational damage, reduced demand for our services, regulatory investigations or inquiries, remediation costs, indemnity obligations, legal defense costs and liability to parties who are financially harmed, any of which could have an adverse effect on our business, financial condition, results of operations or prospects. Such events could also compromise our trade secrets or other confidential, proprietary or sensitive information and result in such information being disclosed to third parties and becoming less valuable. A cybersecurity attack could also result in significant degradation or failure of our computer systems, communications systems or any other systems in the performance of our services, which could cause our clients or their employees to suffer delays in their receipt of our services. These delays could cause substantial losses for our clients and their employees, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

For example, in January 2019, Mexico’s president, Andres Manuel Lopez Obrador, officially suspended the construction of the partly-built $13.0 billion dollar Mexico City International Airport. This decision impacted not only the directly involved construction and development companies, advisors and contractors, but also investors and debt holders who had financially supported the project.

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

In April 2021, the Mexican government passed a new law that will require us to integrate our third-party service structure into our own workforce. The new law allows tax deductions from third-party service expenses only if they meet certain requirements, which are still to be fully defined. As of August 31, 2021, we finalized the conversion of 100% of the third-party consultants in Mexico into full time employees (“FTE´s”) in order to comply with the new law and as of December 31, 2022 we had 377 service export resources that are not FTEs. We cannot assure you that our compliance efforts with respect to the new law or the new law’s interpretation and application by governmental authorities will not result in additional costs or liabilities to us or other adverse impacts on our operating performance or will not make it more difficult for us to establish, maintain and grow client relationships. We also cannot assure you that the Mexican government will not pursue further regulatory changes that may adversely affect our business, financial condition, results of operations and prospects. In addition, we cannot assure the Mexican government will not pursue further labor related laws that can result in further significantly material impact to us, nor that it could not apply retroactive reviews and assess the structure we have used in the past.

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

Managing a business, operations, personnel or assets in another country is challenging and costly. As of December 31, 2022, we had 2,504 employees and contractors, approximately 89.9% of whom work in nearshore offices in Mexico and other Latin American countries. We have operations in a number of countries, including Mexico and the United States, and we serve clients primarily in the United States and Latin America. As a result, we are subject to risks inherently associated with international operations. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include difficulties in enforcing contractual rights, potential difficulties in collecting accounts receivable, the burdens of complying with a wide variety of foreign laws, repatriation of earnings or capital and the risk of asset seizures by foreign governments. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Such companies may have long-standing or well-established relationships with desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may be unsuccessful and we may not be able to compete effectively in other countries. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance. These factors could impede the success of our international expansion plans and limit our ability to compete effectively in other countries.

From time to time, some of our employees and contractors spend significant amounts of time at our clients’ facilities, often located outside our employees’ and contractors’ countries of residence, which exposes us to certain risks.

Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are often located outside our employees’ and contractors’ countries of residence. The ability of our employees and contractors to work in such locations may depend on different countries’ regulations relating to international travel, which may eliminate or severely curtail our employees’ and contractors’ ability to work on-site at clients’ facilities, as well as our employees’ and contractors’ ability to obtain the required visas and work permits, which process can be lengthy and difficult. Immigration laws are subject to legislative changes, as well as to variations in standards of application and enforcement due to political forces and economic conditions. In addition, we may become subject to taxation in jurisdictions where we would not otherwise be so subject as a result of the time that our employees spend in any such jurisdiction in any given year. While we seek to monitor the number of days that our employees spend in each country or state to avoid subjecting ourselves to any such taxation, there can be no assurance that we will be successful in these efforts.

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

We are subject to the continuous examination of our tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our business, financial condition, results of operations and prospects. For example, as a result of examinations by applicable tax authorities, we may be subject to an indirect tax liability relating to our previous acquisition of 4th Source and may have a contingent sales tax obligation in Tennessee which in aggregate total approximately $70,000 and each of which, if applicable, we anticipate paying in Q2 2023.

In addition, U.S. state and local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from using our services or otherwise harm our business, financial condition, results of operations and prospects. For example, we are currently being audited by the Mexican tax authorities with possible tax assessments including income tax, value added taxes, penalties and interest ranging from $1.5 million to $3 million. With the assistance of outside tax advisors, we are currently addressing these audits and we will pursue all available administrative or legal remedies for a favorable resolution. We regularly assess our tax returns for possible additional tax liabilities.

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

Risks Related to Investing in Our Securities

The market price and trading volume of our common stock and warrants has been and will likely continue to be volatile and could decline significantly.

Our common stock and our warrants have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our securities, the market price of our securities is likely to continue to be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your shares at or above the market price of our securities at which your purchased our securities. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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
•the volume of shares of common stock available for public sale;
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
•sales of common stock by us or our stockholders in the future;
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

Our common stock and public warrants are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. It is possible that our common stock and public warrants will cease to meet the Nasdaq listing requirements in the future.

If Nasdaq delists our securities from trading on its exchange and we are unable to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for its securities;
•reduced liquidity for its securities;
•a determination that our common Stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the common stock and public warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

The market price of our common stock has been volatile and may continue to be volatile in the future and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The Legacy AT equity holders and the sponsor own a significant portion of our outstanding voting shares, and representatives of the sponsor and two of Legacy AT’s largest stockholders occupy a total of four of the eleven seats on our board of directors. Concentration of ownership among the Legacy AT equity investors and the sponsor may prevent new investors from influencing significant corporate decisions.

As of December 31, 2022, the Legacy AT equity holders, including LIV Fund IV with respect to its shares held as a Legacy AT equity holder, held approximately 55.5% of our common stock. Furthermore, the Legacy AT equity holders, which include the second lien lenders, could increase their ownership percentage to the extent that they choose to convert all or a portion of the Second Lien Facility into common stock.

In addition, our board of directors includes one representative from the sponsor, and two from each of the Nexxus Funds and CS Investors, each of which hold large amounts of common stock, for a total of four directors out of a total of 11 directors. Pursuant to the sponsor letter agreement, for so long as the sponsor and its affiliates and its and their respective permitted transferees continue to own, directly or indirectly, our securities representing more than 4% of the combined voting power of our then outstanding voting securities, the sponsor will be entitled to nominate one director designee to serve on our board of directors. As long as the Legacy AT equity holders (including the Nexxus Funds and CS Investors), LIV Fund IV and the sponsor own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, as long as the sponsor, the Nexxus Funds and CS Investors retain five of the 11 seats on our board of directors, they will have the ability to strongly influence all corporate action requiring approval of our board of directors, including calling special meetings of stockholders, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including financing transactions and a sale of substantially all of our assets.

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

Manuel Senderos, our Chief Executive Officer and Chairman of the Board of Directors, has pledged certain of his shares of our common stock to lenders to obtain a loan in the amounts of $4.5 million, used by him to provide the Company with his portion of the Second Lien Facility. In addition, Mauricio Garduño, our Vice President, Business Development and a Director, has pledged certain of his shares of our common stock to a lender as security for indebtedness.

We are not a party to these loans, which are full recourse against Messrs. Senderos and Garduño and are secured by pledges of a portion of our common stock currently beneficially owned by them. The terms of these loans were negotiated directly between Messrs. Senderos and Garduño and the lender. In order for Messrs. Senderos and Garduño to pledge their securities, our board of directors had to approve a waiver to our insider trading policy, which provides for a prohibition on pledging securities, restrictions on trading securities during blackout periods, and a requirement that all trades made by Messrs. Senderos and Garduño be pre-cleared in advance of trading.

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

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Upon expiration of the lock-up extensions agreed to by the Nexxus Funds and CS Investors and certain of our management, they may sell their shares, in block trades or other large dispositions, the timing for which may be influenced for each of the Nexxus Funds and CS Investors by considerations particular to its specific fund, for example end of fund life considerations. Additionally, the subscription investors and LIV Fund IV with respect to its shares held as a pre-merger Legacy AT equity holder are not be restricted from selling any of their shares of our common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

As noted in the following risk factor, we have issued or will issue shares to certain of our lenders. Moreover, to the extent our warrants and the warrants to be issued to Monroe are exercised or the New Second Lien Lenders convert some or all of the Second Lien Facility into shares of common stock, additional shares of our common stock will be issued. The issuance of these shares will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. We have also registered or agreed to register such sales for resale by the holders thereof.

We have issued and will issue shares of common stock to certain of our lenders to secure some of our payment obligations to those lenders. Such issuances, and any future issuances will, dilute the interests of our shareholders.

We have issued approximately 3.6 million shares of common stock to Monroe, AGS Group, and Exitus Capital who, subject to certain regulatory restrictions, may sell the shares and apply the proceeds to the outstanding balance of the respective obligations we owe to them. In addition, we are obligated to issue additional shares to Exitus Capital if the value of the shares held by them is less than two times the outstanding principal amount of the loan. As of February 28, 2023, the outstanding principal amount owed to Exitus Capital was $1.6 million and the shares held by Exitus Capital had a value of approximately $5.2 million, based on a share price of $4.30, which was the closing price of our common stock on February 28, 2023.

In addition, we will issue warrants to Monroe to purchase $7.0 million worth of our common stock, which may be exercised for nominal consideration. The warrants will be issued on the earlier of full repayment of outstanding deferred fees and August 29, 2023 and will be exercisable immediately upon issuance. Furthermore, each Second Lien Lender under the Second Lien Facility (other than Nexxus Capital) has the right, but not the obligation, to convert all or any portion of its outstanding loans into our common stock. The loans, including interest and fees, held by Nexxus Capital will convert into our common stock on June 15, 2023.

To the extent we are not able to pay the AN Extend parties in cash under the AN Extend purchase price obligation note payable on or prior to November 15, 2023, the total amount of principal and the interest will be converted within the following 30 calendar days into shares of our common stock, based on the Volume Weighted Moving Average Price of our common stock on Nasdaq. This earnout obligation totaled $2.4 million as of December 31, 2022 and accrued interest at 11% per annum.

We have also entered into registration rights agreements with respect to the resale of all such shares, except with respect to shares issuable to the AN Extend parties. Such issuances have and will dilute the equity interests of our shareholders and may adversely affect prevailing market prices for our common stock and/or warrants.

We may issue additional shares of common stock, including under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of shares of common stock, including under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan, or preferred stock. Any such issuances of additional shares of common stock or preferred stock:

•may significantly dilute the equity interests of our shareholders;
•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our common stock and/or warrants.

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

The exercise price for our warrants is $11.50 per share of common stock. There is no guarantee that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of ordinary shares (or shares of common stock into which such shares will convert in connection with the domestication) purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the warrant agreement, but requires the approval by the holders of at least a majority of then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our shares of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by the sponsor and its affiliates and its and their respective permitted transferees.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of the common stock. Any provision of the charter, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for common stock.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

We are permitted to take advantage of these provisions until we are no longer an emerging growth company. We would cease to be an emerging growth company until the earliest of: (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We may choose to take advantage of some but not all of these reduced reporting requirements. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide our security holders may be different than the information you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our shares of common stock.

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

FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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
Item 3. Legal Proceedings
On August 26, 2022, AnovoRx Holdings, Inc. (“Anovo”) filed a complaint against us in the United States District Court for the Western District of Tennessee, captioned AnovoRx Holdings, Inc. v. AgileThought, Inc. (Case No. 2:22-cv-02557), regarding a contract entered into in March 2019 for the Company to design and build a custom software solution for Anovo. The Company terminated the contract on April 29, 2022, for non-payment by Anovo of certain fees incurred and invoiced, and the complaint alleges that we breached the agreement and includes claims for breach of contract, anticipatory breach of contract, fraud in the inducement and conversion. The plaintiff seeks damages of $2.5 million, an award of unspecified appropriate damages, an award of interest and costs and expenses and other and further relief as the court may deem just and proper. On November 11, 2022, we filed a counterclaim against Anovo for Anovo’s failure to pay fees incurred and invoiced for services requested by Anovo during the period from March 2021 through April 2022. Our counterclaim seeks damages of up to $1.7 million and an award of interest and costs and expenses and other and further relief as the court may deem just and proper. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in this matter.
In addition to the foregoing, we are currently and have in the past been subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of such ordinary course matters will have a material effect on our financial condition, results of operations or cash flows. In the future, we may be subject to further legal proceedings and regulatory actions in the ordinary course of business and we cannot predict whether any such proceeding or matter will have a material effect on our financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors. For additional information, refer to Note 19, Commitments and Contingencies, within the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock and our public warrants that are exercisable for our common stock are traded on the NASDAQ Capital Market under the symbols “AGIL” and “AGILW”, respectively.
Holders of Record
As of March 7, 2022, there were 294 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.
Dividends
We did not pay any cash dividends on our common stock during the year ended December 31, 2022, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities

On November 15, 2022, the Company entered into an amendment to change the terms of the AN Extend purchase price obligation note payable. The amendment converted the note from Mexican pesos to U.S. dollars with capitalized interest added, set the applicable interest to 11% annually, and set a maturity date of November 15, 2023. If the note is not paid in full by the maturity date, the total amount of principal and the interest will be converted within the following 30 calendar days into shares of our common stock, based on the Volume Weighted Moving Average Price of our common stock on Nasdaq.

In connection with the Exitus Capital Subordinated Debt, the Company issued 1,207,712 shares to Exitus Capital on February 10, 2023. The shares are intended to serve as collateral under the Exitus Capital Subordinated Debt. The Company is obligated to issue additional shares to Exitus Capital from time to time if the value of the shares held by them is less two times than the outstanding principal amount of the loan.

In connection with the AGS Subordinated Promissory Note, the Company issued 414,367 shares to AGS Group on February 10, 2023. The shares are intended to serve as collateral under the AGS Subordinated Promissory Note.

The shares listed above were, or will be, issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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
For purposes of this item only “AgileThought”, “the Company,” “we,” “us” or “our” refer to AgileThought, Inc. and its subsidiaries, unless the context otherwise requires.
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
For the year ended December 31, 2022, we had 137 active clients, and for the year ended December 31, 2021, we had 191 active clients.
As of December 31, 2022, we had 5 delivery centers across the United States, Mexico, Brazil, Argentina and Costa Rica from which we deliver services to our clients. As of December 31, 2022, we had 2,144 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of December 31,
Employees by Geography	2022	2021
United States	249	355
Latin America	2,255	2,315
Total	2,504	2,670
Total headcount decrease by 166 people from December 31, 2021 to December 31, 2022. The decrease is related mainly to the Company´s strategy to exit non-core projects which entails the exit of employees whose skill-set was not matching the purely-digital engagements the Company is actively pursuing. Our Latin America based headcount decreased by 60 people from December 31, 2021 to December 31, 2022 whereas our United States based headcount decreased by 106 people from December 31, 2021 to December 31, 2022, mainly as a result of our strategy to focus on nearshore resources to staff new sold contracts during 2022.
The following table presents our revenue by geography for the periods presented:

	Year Ended December 31,
Revenue by Geography (in thousands)	2022	2021
United States	$112,223	$103,436
Latin America	64,623	55,232
Total	$176,846	$158,668
For the year ended December 31, 2022, our revenue was $176.8 million, as compared to $158.7 million for the year ended December 31, 2021. We generated 63.5% and 65.2% of our revenue from clients located in the United States and 36.5% and 34.8% of our revenue from clients located in Latin America for the years ended December 31, 2022 and 2021, respectively.

The following table presents our loss before income taxes for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Loss before income taxes	$(18,674)	$(19,588)
Our loss before income taxes was $18.7 million and $19.6 million for the years ended December 31, 2022, and 2021, respectively, and, for the same periods, our loss as a percentage of revenue was 10.6% and 12.3%, respectively.
Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We are currently working towards gradually exiting non-core engagements to focus on a highly strategic client base, requiring purely next-gen digital services, which are more aligned with our ideal client profile which targets clients with an average annual revenue potential of +$10 million and consumes our highly specialized Guild delivery model. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both of which are U.S. headquartered and operated companies. For the years ended December 31, 2022 and 2021, we had 67 and 80 active clients in the United States, respectively. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of December 31, 2022, we had 249 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.
Expand Our Client Footprint in the Latin America
We are also focused on growing our client footprint in Latin America and leveraging our local experience and network to capitalize on the region’s growth potential. The Latin America region is expected to experience the second strongest growth in digital transformation from 2022 to 2026 with a five year projected compounded annual growth rate of approximately 20%. Our business started in Mexico and we have established experience in the Latin America market since then, and we believe our experience allows us to tailor our offerings and naturally assertively approach our clients in that market. Our 2022 and 2021 revenues from Latin America clients were 36.5% and 34.8% of our total revenue, respectively.
Penetrate Existing Clients via Cross-Selling
We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $108.6 million, or 61.4%, and $103.3 million, or 65.1%, of our total revenue during the years ended December 31, 2022 and 2021, respectively. The following table shows the active clients concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Year Ended December 31,
Client Concentration	2022	2021
Top client	14.9%	13.0%
Top five clients	42.9%	43.7%

Top ten clients	61.4%	65.1%
Top twenty clients	78.1%	78.9%
The following table shows the number of our active clients by revenue for the periods presented:

	For the Year Ended December 31,
Active Clients by Revenue	2022	2021
Over $5 Million	10	9
$2 – $5 Million	12	7
$1 – $2 Million	11	13
Less than $1 Million	104	162
Total	137	191
The decrease in the total number of active clients from December 31, 2021 to December 31, 2022 is mainly related to the completion of smaller customer projects and maintenance engagements in 2021 that were not subsequently renewed as a result of COVID-19 pandemic combined with our gradual efforts, starting during the third quarter of 2022, to de-emphasize non-core projects and to focus on strategic digital projects.
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
Attract, Train, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of December 31, 2022, we had 2,504 employees. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 new offices, including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2021 to December 31, 2022, our delivery headcount decreased by 114 employees, or 5.0%, mainly driven by the voluntary and involuntary attrition observed during the first half of 2022. As we continue to grow our relationships, we will expand our delivery centers in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues, and with our goal to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.

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

	Year Ended December 31,
	2022	2021
Gross Margin	32.6%	29.2%
Loss from Operations (in thousands)	$(12,927)	$(2,047)
Adjusted Operating Income (in thousands)	$11,400	$3,584
Net Loss (in thousands)	$(20,128)	$(20,048)
Adjusted Net Income (Loss) (in thousands)	$2,723	$(6,415)
Adjusted Diluted EPS	$0.06	$(0.17)
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	33	29
Revenue concentration with top 10 clients	61.4%	65.1%
Gross Margin
We monitor gross margin to understand the profitability of the services we provide to our clients. Gross margin is calculated as net revenues for the period minus cost of revenue for the period, divided by net revenues.
Adjusted Operating Income
We define and calculate Adjusted Operating Income as Loss from operations adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus (gain) loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and other certain operating expense, net.
Adjusted Net Income (Loss)
We define and calculate Adjusted Net Income (Loss) as Net loss adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange (gain) loss, plus loss (gain) on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest expenses and amortization of debt issuance cost, premiums, and discounts and certain other expense, net.
Adjusted Diluted EPS
We define and calculate Adjusted EPS as Adjusted Net Income, divided by the diluted weighted-average number of common shares outstanding for the period.
See “Non-GAAP Measures” for additional information and a reconciliation of Loss from operations to Adjusted Operating Income and from Net loss to Adjusted Net Income (Loss) and Adjusted Diluted EPS.
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
Change in Fair Value of Purchase Price Obligation
Changes in fair value of purchase price obligation consists of changes in estimated fair value of earnout arrangements entered into as part of our business acquisition process.
Change in Fair Value of Embedded Derivative Liabilities
Changes in fair value of embedded derivative liabilities consists of changes in the fair value of redemption and conversion features embedded within our preferred stock or debt instruments.
Change in Fair Value of Warrant Liability
Changes in fair value of warrant liability consist of changes to the outstanding private placement warrants assumed upon the consummation of the Business Combination.
Loss on Debt Extinguishment
Loss on debt extinguishment represents the difference between the net carrying value of the old debt instrument and the fair value of the new debt instrument.

Equity-based Compensation Expense
Equity-based compensation expense consists of compensation expenses recognized in connection with equity incentive awards granted to our employees and board members.
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
Interest Expense
Interest expense consists of interest incurred in connection with our long-term debt obligations, and amortization of debt issuance costs and/or debt premium/discounts.
Other Income (Expense), net
Other income (expense), net consists of interest income on invested funds, impacts from foreign exchange transactions, gain on disposition of business, gain on loan forgiveness and other expenses.
Income Tax Expense
Income tax expense represents expenses associated with our operations based on the tax laws of the jurisdictions in which we operate. Our calculation of income tax expense is based on tax rates and tax laws at the end of each applicable reporting period.

Results of Operations
The following table sets forth our consolidated statements of operations for the presented periods:

	Year Ended December 31,
(in thousands USD)	2022	2021
Net revenues	$176,846	$158,668
Cost of revenue	119,159	112,303
Gross profit	57,687	46,365
Operating expenses:
Selling, general and administrative expenses	45,786	43,551
Depreciation and amortization	7,025	6,984
Change in fair value of purchase price obligation	—	(2,200)
Change in fair value of embedded derivative liabilities	(3,337)	(4,406)
Change in fair value of warrant liability	169	(4,694)
Loss on debt extinguishment	9,734	—
Equity-based compensation expense	5,771	6,481
Restructuring expenses	1,804	911
Other operating expenses, net	3,662	1,785
Total operating expense	70,614	48,412
Loss from operations	(12,927)	(2,047)
Interest expense	(12,890)	(16,457)
Other income (expense), net	7,143	(1,084)
Loss before income tax	(18,674)	(19,588)
Income tax expense	1,454	460
Net loss	(20,128)	(20,048)
Net income attributable to noncontrolling interests	52	22
Net loss attributable to the Company	$(20,180)	$(20,070)

The following table sets forth our consolidated statements of operations information expressed as a percentage of net revenues for each respective year presented:

	Year Ended December 31,
	2022	2021
Net revenues	100.0%	100.0%
Cost of revenue	67.4%	70.8%
Gross profit	32.6%	29.2%
Operating expenses:
Selling, general and administrative expenses	25.9%	27.4%
Depreciation and amortization	4.0%	4.4%
Change in fair value of purchase price obligation	—%	(1.4)%
Change in fair value of embedded derivative liabilities	(1.9)%	(2.8)%
Change in fair value of warrant liability	0.1%	(3.0)%
Loss on debt extinguishment	5.5%	—%
Equity-based compensation expense	3.3%	4.1%
Restructuring expenses	1.0%	0.6%
Other operating expenses, net	2.1%	1.1%
Total operating expense	40.0%	30.4%
Loss from operations	(7.4)%	(1.2)%
Interest expense	(7.3)%	(10.4)%
Other income (expense), net	4.0%	(0.7)%
Loss before income tax	(10.7)%	(12.3)%
Income tax expense	0.8%	0.3%
Net loss	(11.5)%	(12.6)%
Net income attributable to noncontrolling interests	—%	—%
Net loss attributable to the Company	(11.5)%	(12.6)%
Comparison of Years Ended December 31, 2022 and 2021
Net revenues

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Net Revenues	$176,846	$158,668	11.5%
Net revenues for the year ended December 31, 2022 increased $18.2 million, or 11.5%, to $176.8 million from $158.7 million for the year ended December 31, 2021. The increase was primarily due to increased services, expanded scope in projects with existing clients, and the commencement of new projects with new clients.
Net Revenues by Geographic Location

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
United States	$112,223	$103,436	8.5%
Latin America	64,623	55,232	17.0%
Total	$176,846	$158,668	11.5%
Net revenues from our United States operations for the year ended December 31, 2022 increased $8.8 million, or 8.5%, to $112.2 million from $103.4 million for the year ended December 31, 2021. The change was mainly driven by an increase $16.2 million revenue generated with existing clients and new projects, offset by a reduction of $7.4 million due to a reduction of scope with legacy projects.
Net revenues from our Latin America operations for the year ended December 31, 2022 increased $9.4 million, or 17.0%, to $64.6 million from $55.2 million for the year ended December 31, 2021. The change was driven by an increase of $11.0 million related to increased scope of work with existing clients, offset by a $1.6 million decrease in revenues from other customers as a result of project scope reductions.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Time and materials	$125,231	$130,603	(4.1)%
Fixed price	51,615	28,065	83.9%
Total	$176,846	$158,668	11.5%
Net revenues from our time and materials contracts for the year ended December 31, 2022 decreased approximately $5.4 million, or 4.1%, to $125.2 million from $130.6 million for the year ended December 31, 2021. The main driver of the net variation is related to the decrease in service volume with existing and new customers under the time and materials revenue model towards fixed-price engagements. Net revenues from our fixed price contracts for the year ended December 31, 2022 increased $23.5 million, or 83.9%, to $51.6 million from $28.1 million for the year ended December 31, 2021. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenue	$119,159	$112,303	6.1%
% of net revenues	67.4%	70.8%
Cost of revenue for the year ended December 31, 2022 increased $6.9 million, or 6.1%, to $119.2 million from $112.3 million for the year ended December 31, 2021. The increase was primarily driven by the increase in the scope of work from an existing client and the new scope of work from new clients consistent with our revenue growth from the year ended December 31, 2021 to December 31, 2022.
Selling, general and administrative expenses

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Selling, general and administrative expenses	$45,786	$43,551	5.1%
% of net revenues	25.9%	27.4%
Selling, general and administrative expenses for the year ended December 31, 2022 increased $2.2 million, or 5.1%, to $45.8 million from $43.6 million for the year ended December 31, 2021. The increase was primarily due to a $2.8 million increase in employee costs mostly driven by new hires, the adoption of the guild delivery model, and a change in Mexican labor laws and an increase of $0.8 million of software and rent. This was offset by a reduction of $0.9 million in professional fees and a $0.5 million reduction insurance expense.

Depreciation and amortization

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$7,025	$6,984	0.6%
% of net revenues	4.0%	4.4%
Depreciation and amortization for year ended December 31, 2022 and 2021, was $7.0 million, respectively.
Change in fair value of purchase price obligation

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of purchase price obligation	$—	$(2,200)	(100.0)%
% of net revenues	—%	(1.4)%
Change in fair value of purchase price obligation for the year ended December 31, 2022 resulted in a gain of $2.2 million. As of December 31, 2021, the obligation now relates to a known and fixed amount due and is no longer a contingent obligation recorded at fair value. There was no change in fair value of purchase price obligation for the year ended December 31, 2022.
Change in fair value of embedded derivative liability

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of embedded derivative liabilities	$(3,337)	$(4,406)	(24.3)%
% of net revenues	(1.9)%	(2.8)%
Change in fair value of embedded derivative liabilities for the year ended December 31, 2021 resulted in a gain of $4.4 million. The gain was primarily driven by the change in the discount rate used to estimate the fair value of embedded derivative liabilities from February 2, 2021 (inception date) to August 23, 2021. The change in fair value of embedded derivative liabilities for the year ended December 31, 2022 was primarily driven by a decline in the Company's stock price during from August 10, 2022 (inception date) to December 31, 2022.
Change in fair value of warrant liability

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Change in fair value of warrant liability	$169	$(4,694)	(103.6)%
% of net revenues	0.1%	(3.0)%
Change in fair value of warrant liability for the year ended December 31, 2022 increased $4.9 million or 103.6% to $0.2 million from $(4.7) million for the year ended December 31, 2021. The loss was primarily driven by an increase in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2021 to December 31, 2022.
Loss on debt extinguishment

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Loss on debt extinguishment	$9,734	$—	100.0%
% of net revenues	5.5%	—%
Loss on debt extinguishment for the year ended December 31, 2022 of $9.7 million was due to an amendment signed on March 30, 2022 for the First Lien Facility resulting in a $7.1 million loss offset by the $0.9 million gain on debt extinguishment recognized on May 27, 2022 when the Company extinguished the First Lien Facility. In addition, the loss on debt extinguishment increased due to the amendment signed on August 10, 2022 for the Second Lien Facility resulting in an $11.7 million loss. The Company entered into an amendment for the purchase price obligation on November 15, 2022 resulting in a $0.6 million loss on debt extinguishment. This was offset by a $8.8 million gain on debt extinguishment from the amendment signed on November 18, 2022 for the Second Lien Facility. Refer to Note 9, Long-Term Debt, for further information.
Equity-based compensation expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Equity-based compensation expense	$5,771	$6,481	(11.0)%
% of net revenues	3.3%	4.1%
Equity-based compensation expense for the year ended December 31, 2022 decreased $0.7 million, or 11.0%, to $5.8 million from $6.5 million for the year ended December 31, 2021. The Company issued 4,673,681 RSUs during the year ended December 31, 2022 under the 2021 Equity Incentive Plan. In total, the awards under the 2021 Equity Incentive Plan resulted in $5.8 million equity-based compensation expense that was recognized during the year ended December 31, 2022. In connection with the Business Combination, the Company granted stock awards covering shares of common stock and accelerated previously granted restricted stock units, which resulted in $6.5 million equity-based compensation expense that was recognized during the year ended December 31, 2021. Refer to Note 18, Equity-based Arrangements, for further information.
Restructuring expenses

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Restructuring expenses	$1,804	$911	98.0%
% of net revenues	1.0%	0.6%
Restructuring expenses for the year ended December 31, 2022 increased $0.9 million, or 98.0%, to $1.8 million from $0.9 million for the year ended December 31, 2021. The increase was primarily due to additional organization restructuring activities continued during 2022. Refer to Note 14, Restructuring, for further information.

Other operating expenses, net

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other operating expense, net	$3,662	$1,785	105.2%
% of net revenues	2.1%	1.1%
Other operating expenses, net for the year ended December 31, 2022 increased $1.9 million, or 105.2%, to $3.7 million from $1.8 million for the year ended December 31, 2021. This was mainly driven by increased fees for tax audit consultants, legal fees, and executive recruitment costs.
Interest expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Interest expense	$(12,890)	$(16,457)	(21.7)%
% of net revenues	(7.3)%	(10.4)%
Interest expense for the year ended December 31, 2022 decreased $3.6 million, or 21.7%, to $12.9 million from $16.5 million for the year ended December 31, 2021. The decrease was primarily due to the reduction in principal debt obligations occurring from September 2021 to December 2022. During the first half of 2021 our outstanding principal debt was larger than the majority of 2022.
Other income (expense), net

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Other income (expense), net	$7,143	$(1,084)	(758.9)%
% of net revenues	4.0%	(0.7)%
Other income (expense), net for the year ended December 31, 2022 increased $8.2 million, or 758.9%, to $7.1 million from $(1.1) million for the year ended December 31, 2021. The change was driven by a $2.5 million increase in net foreign currency exchange gains, an increase of the $6.0 million gain related to the PPP loan forgiveness, and offset by an increase of $0.3 million of other (expense).
Income tax expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Income tax expense	$1,454	$460	216.1%
Effective income tax rate	0.8%	0.3%
Income tax expense for the year ended December 31, 2022 increased $1.0 million, or 216.1%, to $1.5 million from $0.5 million for the year ended December 31, 2021 due to an increase of deferred tax expense as a result of book to tax timing differences.

Non-GAAP Measures
To supplement our consolidated financial data presented on a basis consistent with U.S. GAAP, we present certain non-GAAP financial measures, including Adjusted Operating Income, Adjusted Net Income (Loss) and Adjusted Diluted EPS. We have included the non-GAAP financial measures because they are financial measures used by our management to evaluate our core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. The measures exclude certain expenses that are required under U.S. GAAP. We exclude certain non-cash expenses and certain items that are not part of our core operations.
We believe this supplemental performance measurement are useful in evaluating operating performance, as they are similar to measures reported by our public industry peers and those regularly used by security analysts, investors and other interested parties in analyzing operating performance and prospects. The non-GAAP financial measures are not intended to be a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
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
We define and calculate our non-GAAP financial measures as follows:
•Adjusted Operating Income: Loss from operations adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expense, plus gain (loss) on business depositions, plus loss (gain) on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense, net.
The following table presents the reconciliation of our Adjusted Operating Income to our Loss from operations, the most directly comparable GAAP measure, for the annual periods indicated:

	Year Ended December 31,
(in thousands USD)	2022	2021
Loss from operations	$(12,927)	$(2,047)
Change in fair value of embedded derivative liability	(3,337)	(4,406)
Change in fair value of purchase price obligation	—	(2,200)
Change in fair value of warrant liability	169	(4,694)
Equity-based compensation expense	5,771	6,481
Restructuring expenses[1]	1,804	911
Loss on debt extinguishment	9,734	—
Intangible assets amortization	6,614	6,261
Transaction costs	10	1,334
Other operating expense, net[2]	3,562	1,944
Adjusted Operating Income	$11,400	$3,584
1 - Represents restructuring expenses associated with the ongoing reorganization of our business operations and realignment efforts. Refer to Note 14, Restructuring, within our consolidated financial statements in this Annual Report on Form 10-K.
2 - Represents professional service fee primarily comprised of legal fees in connection with tax consulting fees in connection with review advisory and corporate consolidation project assessments, as well as non-recurring recruiting fee.
•Adjusted Net Income (Loss) : Net loss adjusted to exclude the change in fair value of embedded derivative liability, plus the change in fair value of purchase price obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange (gain) loss, plus loss (gain) on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest and amortization of debt issuance cost, premiums, and discounts and certain other expense, net.
•Adjusted Diluted EPS: Adjusted Net Income (Loss) divided by the diluted weighted-average number of common shares outstanding for the period.
The following table presents the reconciliation of our Adjusted Net Income (Loss) and Adjusted Diluted EPS to our Net loss, the most directly comparable GAAP measure, for the annual periods indicated:

	Year Ended December 31,
(in thousands USD)	2022	2021
Net loss	$(20,128)	$(20,048)
Change in fair value of embedded derivative liability	(3,337)	(4,406)
Change in fair value of purchase price obligation	—	(2,200)
Change in fair value of warrant liability	169	(4,694)
Equity-based compensation expense	5,771	6,481
Restructuring expenses	1,804	911
Foreign exchange (gain) loss[1]	(593)	1,936
Loss (Gain) on debt extinguishment and debt forgiveness	2,454	(1,306)
Intangible assets amortization	6,614	6,261
Transaction costs	10	1,334
Paid in kind interests and amortization of debt issuance cost, premiums, and discounts	5,667	6,847
Other expense, net[2]	4,292	2,469
Adjusted Net Income (Loss)	2,723	(6,415)
Number of shares used in Adjusted Diluted EPS	47,019,741	37,331,820
Adjusted Diluted EPS	$0.06	$(0.17)
1 - Represents foreign exchange loss (gain) due to foreign currency transactions.
2 - Represents professional service fees primarily comprised of legal fees as well as other miscellaneous non-operating/non-recurring items.

Liquidity and Capital Resources

Our main sources of liquidity have been our cash and cash equivalents, cash generated from operations, and proceeds from issuances of stock and the incurrence of debt. Our main uses of cash are funds to operate our business, make principal and interest payments on our outstanding debt, and capital expenditures.

Our future capital requirements will depend on many factors, including our growth rate. Over the past several years, operating expenses have increased as we have invested in growing our business. Payments of principal and interest on our debt and earnout cash payments following our acquisitions have also been substantial cash outflows. Our operating cash requirements may increase in the future as we continue to invest in the growth of our Company.

In addition, we have a substantial amount of debt and other obligations. We do not currently have sufficient available cash flows to service our upcoming payment commitments and may not have sufficient cash flows or assets to repay our debt and other obligations in full when due. However, any such event of default related to the April 15, 2023, June 15, 2023, or September 15, 2023 payments under the Blue Torch Credit Facility will not result in Blue Torch’s ability to accelerate any indebtedness but additional paid in kind fees will be added to the outstanding principal amount of the Blue Torch Credit Facility term loan. If the Company meets these payments timely, no paid-in-kind fees will be incurred. Provisions of our senior credit agreements also restrict us from paying certain near-term obligations and subordinated indebtedness. We have defaulted on certain financial covenants in our credit agreements and have requested and obtained waivers from our lenders and made significant amendments to our credit agreements to reset those covenants. These waivers and amendments have required us to commit to pay additional fees to our lenders, which in some cases have substantially changed our original debt terms.

Our failure to pay any of these amounts will be a payment default under the terms of those agreements. Defaulting on our near-term obligations to Exitus Capital and Monroe would allow Exitus Capital to accelerate the amounts due under their respective loan or allow Monroe to seek to enforce our obligation to repay the Monroe Deferred Fees. In addition, our failure to pay the indebtedness due to Exitus Capital will be a cross-default under both the Blue Torch Credit Facility and the Second Lien Facility, but would not allow either of Blue Torch or the Second Lien Lenders to accelerate indebtedness due under their respective loans unless Exitus Capital accelerates the amounts due to it.

In order to comply with our upcoming payment commitments, we are planning to access different sources of funding, including potentially through issuances of our common stock or other securities, debt financing or refinancing, other commercial arrangements or a combination of such alternatives. To the extent we raise additional capital through the sale of our common stock or securities convertible into our common stock, the ownership interests of our existing shareholders will be diluted, perhaps substantially. We also intend to refinance the Blue Torch Credit Facility and are in active discussions with potential lenders regarding this strategy.

There is no assurance that we will be successful in raising additional funds, refinancing our indebtedness or revising the payment terms of our near-term obligations. If we are unable to obtain sufficient financial resources or revise such payment terms, we may be required to adopt one or more alternatives, such as restructuring our indebtedness or selling material assets or operations.

As of December 31, 2022 and February 28, 2023, we had $8.5 million and $3.5 million, respectively, of available cash and cash equivalents. We believe that we will have sufficient financial resources to fund our operations for the next 12 months. In addition, we believe that the plans discussed in the prior paragraph are sufficient to allow us to comply with our upcoming payment commitments.

We are continuously looking to implement strategies to improve our profitability and reduce expenses. Our ability to generate additional cash flows will be dependent on increasing revenues, securing stronger profit margins, and, as noted above, reducing debt. In order to increase cash flows from operating activities, we are implementing cost reduction initiatives to reduce selling, general, and administrative expenses, in particular reducing overhead in non-revenue production activities. In addition, our investments made to increase our sales team during the past six months are expected to contribute to positive revenue growth and stronger gross margins.

Debt

The table below sets forth all principal amounts of our indebtedness and related obligations as of February 28, 2023 and upcoming principal payments within the next 12 months.

		2023 Principal Payment Due Dates and Amounts (excluding interest)
Obligation at February 28, 2023		March 31	April 15	May 25	June 15	July 27	Sept 15	Nov 15	Dec 31	Equity Settlement
Blue Torch Credit Facility(a)	$63.5	$—	$15.0	$—	$5.0	$—	$5.0	$—	$0.7	N/A
Second Lien Facility(b)	19.4	—	—	—	—	—	—	—	—	$8.6
Exitus Capital Subordinated Debt(c)	1.6	—	—	—	—	1.6	—	—	—	(c)
AGS Subordinated Promissory Note(c)	0.8	0.8	—	—	—	—	—	—	—	(c)
Other	0.2	—	—	—	—	—	—	—	—	N/A
Monroe Deferred Fees (c)	3.5	—	—	3.5	—	—	—	—	—	(c)
Purchase Price Obligation Note Payable(d)	10.2	—	—	—	—	—	—	2.4	—	$2.4
(a) Defaults on the April 15, 2023, June 15, 2023, or September 15, 2023, payments will result in additional paid in kind fees of $4.0 million, $2.0 million and $3.0 million, respectively. However, any such events of default will not result in Blue Torch’s ability to accelerate any indebtedness. Amount outstanding at February 28, 2023 does not include an additional paid in kind fee of $0.5 million added to the term loan as of March 9, 2023.
(b) As of February 28, 2023 Credit Suisse represented $10.8 million of the Second Lien Facility. Credit Suisse may convert their outstanding loans, interest, and fees into the Company’s common stock to the closing price of one share of our common stock on the trading day immediately prior to the conversion date, subject to a floor price of $4.64 per share. As of February 28, 2023 Nexxus Capital represented $8.6 million of the Second Lien Facility. Nexxus Capital will convert their outstanding loans, interest, and fees into the Company’s common stock at $4.64 per share upon maturity, June 15, 2023.
(c) On December 29, 2021, the Company issued common stock to Monroe as collateral for the outstanding deferred fees. On February 10, 2023, the Company issued common stock to Exitus Capital and AGS Group as collateral for the outstanding principal and interest. Each of Monroe, Exitus Capital and AGS Group may sell those shares and apply 100% of the net proceeds therefrom to repay our obligations. If the net proceeds from sales of the shares exceed the obligations owed by the Company, the relevant party shall remit such excess cash proceeds to the Company. Upon payment in full of the respective obligation in cash by us or through sales of the shares, the relevant party shall return any of the unsold shares to us.
(d) As of February 28, 2023 AN Extend represented $2.4 million of the purchase price obligation note payable. If AN Extend is not paid in full prior to the maturity date, November 15, 2023, the total amount of principal and the interest will be converted within the following 30 calendar days counted from the maturity date with shares of common stock, taking as value of the shares the value resulting from using the Volume Weighted Moving Average Price.

In addition, the Blue Torch Credit Facility and the Second Lien Facility restrict our ability to make payments on outstanding obligations, including the Monroe Deferred Fees and the indebtedness due to Exitus Capital and AGS Group, unless we satisfy certain financial covenants and there is no event of default that has occurred and is continuing.

The following paragraphs further summarize the material terms of our indebtedness and related payment obligations. See also “Risk Factors – Risks Related to Our Financial Position and Need for Additional Capital” for additional information. For additional information, see Note 9, Long-term Debt, to our consolidated financial statements appearing in this Annual Report on Form 10-K.

Blue Torch Credit Facility

On May 27, 2022, the Company entered into a financing agreement ("Blue Torch Credit Facility") by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent. The Blue Torch Credit Facility is secured by substantially all of the Company’s and the Guarantors’ properties and assets and provides for a term loan of $55.0 million and a revolving credit facility with an aggregate principal limit not to exceed $3.0 million at any time outstanding, both of which were fully drawn as of June 28, 2022. We used approximately $40.2 million from the Blue Torch financing agreement to refinance the outstanding principal, interest, and a portion of the $6.9 million deferred fees related amendments on our Prior First Lien Credit Facility. The remaining $14.8 million from the Blue Torch Credit Facility was used to pay approximately $9.0 million of certain past-due accounts and approximately $5.8 million was used for operations and general corporate purposes.

The Company entered into a waiver and amendment on August 10, 2022 and an amendment on November 1, 2022, in each case to provide for an extension to satisfy certain post-closing obligations under the Blue Torch Credit Facility. The Company recognized $0.6 million in debt issuance costs related to the August waiver and amendment.

As of December 31, 2022, the Company was in default under the permitted factoring disposition and leverage ratio covenants. Subsequent to December 31, 2022, the Company was also in default under the leverage ratio, liquidity, aged accounts payable, permitted payments and other covenants under the Blue Torch Credit Facility. As a result of such defaults, the Company entered into a waiver and amendment on March 7, 2023 (“Amendment No.4”) to revise significant terms of the Blue Torch Credit Facility as set forth below.

Pursuant to Amendment No.4, the Company agreed to pay approximately $34.0 million of our total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Thereafter, the Company will make quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment also revised the maturity date of the Blue Torch Credit Facility from May 27, 2026 to January 1, 2025 and revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio. Interest is paid quarterly for both loans, and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 9.0% annually. Interest on each loan is payable on the last day of the then effective interest period applicable to such loan and at maturity. The revolving credit facility will bear a 2.0% annual usage fee on any undrawn portion of the facility. In connection with Amendment No.4, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such capitalized amount to the outstanding principal of the term loan. In addition, if the Company fails to repay the respective aggregate principal amounts on or prior to April 15, 2023, June 15, 2023 and September 15, 2023, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million respectively will be paid in kind by adding such fee to the outstanding principal of the term loan. If we meet these payments when due then no fee will be incurred. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Facility. Amendment No. 4 also required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance, in both cases on terms reasonable acceptable to Blue Torch.

Lastly, Amendment No.4 granted a waiver for the covenant breaches and reset the covenant requirements for future periods.

The covenants were amended as follows:

Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each computation period as described below. No changes to this covenant were made as a result of this amendment.

Computation Period Ending	Revenue
December 31, 2022	$150,000,000
March 31, 2023 and each fiscal month ending thereafter	150,000,000

Liquidity. Prior to Amendment No.4, the Blue Torch Credit Facility required the Company's liquidity to be above $5.0 million at any time during the effective duration of the agreement. As a result of Amendment No.4, the Company is required to maintain liquidity above $1.0 million through March 24, 2023, above $2.0 million through April 15, 2023, and above $7.0 million at any time thereafter. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.

Leverage Ratio. The Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. Prior to Amendment No. 4, it was calculated as of the last day of each quarterly computation period as the ratio of (a) total debt (as defined in the Blue Torch Facility) to (b) EBITDA for the computation period ending on such day. The following tables represent our leverage ratio covenant requirements as of each computation period before and after the effective date of Amendment No. 4. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Prior to amendment

Computation Period Ending	Leverage Ratio
December 31, 2022	4.00:1.00
March 31, 2023	3.75:1.00
June 30, 2023 and each quarter ending thereafter	3.50:1.00

Following the amendment

Computation Period Ending	Leverage Ratio
March 31, 2023	6.38:1.00
April 30, 2023	6.60:1.00
May 31, 2023	6.20:1.00
June 30, 2023	6.00:1.00
July 31, 2023	5.28:1.00
August 31, 2023	4.51:1.00
September 30, 2023	4.12:1.00
October 31, 2023	3.50:1.00
November 30, 2023	3.14:1.00
December 31, 2023	4.63:1.00
January 31, 2024 and each fiscal month ending thereafter	3.50:1.00

EBITDA. Following the effective date of Amendment No.4, if the Company fails to make the $15.0 million payment and related obligations by April 15, 2023, the Company will be subjected to a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant requirement. The Company will be required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
March 31, 2023	$9,953,000
April 30, 2023	9,627,000
May 31, 2023	10,238,000
June 30, 2023	10,607,000
July 31, 2023	12,023,000
August 31, 2023	14,055,000
September 30, 2023	15,415,000
October 31, 2023	18,117,000
November 30, 2023	20,224,000
December 31, 2023 and each fiscal month end thereafter	13,707,000

Second Lien Facility

On November 22, 2021, the Company entered into a Second Lien Facility (the “Second Lien Facility”) with Credit Suisse and Nexxus Capital (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Global Chief Operating Officer (the “Second Lien Lenders”). The Second Lien Facility provides for a term loan facility, with Tranches for each of the Second Lien Lenders, in an initial aggregate principal amount of approximately $20.7 million, accruing paid in kind interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The Second Lien Facility had an original maturity date of March 15, 2023 and an original conversion price of $10.19 per share, both of which were subsequently amended as described below. The Company recognized $0.9 million in debt issuance costs in connection with the execution of the Second Lien Facility.

On August 10, 2022, the Company entered into an amendment to the Second Lien Facility to extend the maturity date of the Credit Suisse, Senderos and Johnston loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Credit Suisse loans. The amendment also extends the maturity date of the Nexxus Capital loans to June 15, 2023 and provides for the mandatory conversion of the Nexxus Capital loans thereunder, including interest and fees, into common stock of the Company upon the maturity at a conversion price equal to $4.64 per share. The amendment also provided for the covenants and certain other provisions of the Second Lien Facility to be consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the Second Lien Facility such that extinguishment accounting would be applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the Second Lien Facility, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 4, Fair Value Measurements, for additional information.

On November 18, 2022, the Company entered into a letter agreement with Credit Suisse to modify the conversion price at which the Credit Suisse lenders may convert their outstanding loans, interest, and fees common stock of the Company to the closing price of one share of our common stock on the trading day immediately prior to the conversion date, subject to a floor price of $4.64 per share. This amendment was determined to substantially alter the Credit Suisse portion of the Second Lien Facility such that extinguishment accounting was applied. The Company recognized a gain on debt extinguishment of $8.8 million for the three months ended December 31, 2022. The total loss on debt extinguishment related to the Second Lien Facility was $2.9 million for the twelve months ended December 31, 2022.

Each Second Lien Lender has the option to convert all or any portion of its outstanding loans, interest and fees into common stock of the Company at any time at the respective conversion prices. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively, at the original conversion price of $10.19 per share. See Note 16, Stockholders’ Equity, for additional information. As noted above, on June 15, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans will convert into common stock of the Company at the conversion price of $4.64 per share. As of December 31, 2022, the outstanding principal, interest and fees related to the Nexxus Capital loans was $8.6 million.

On March 7, 2023, in connection with Amendment No. 4 to the Blue Torch Credit Facility, the Company entered into a sixth amendment to the Second Lien Facility (“Amendment No. 6”). Amendment No. 6 revised the maturity date of the Credit Suisse loans from September 15, 2026 to July 1, 2025. Amendment No. 6 also provided for the covenants and certain other provisions of the Second Lien Facility to be consistent with those in the Blue Torch Credit Facility, as amended by Amendment No. 4, except as set forth below:

Revenue. Requires the Company's trailing annual aggregate revenue to exceed $120.0 million as of the end of each computation period as described below. Prior to Amendment No.6, the revenue was required to exceed $130.0 million for the same periods listed below.

Computation Period Ending	Revenue
December 31, 2022	$120,000,000
March 31, 2023 and each fiscal month ending thereafter	120,000,000

Liquidity. Prior to Amendment No. 6, the Second Lien Facility required the Company's liquidity to be above $3.0 million at any time during the effective duration of the agreement. Following Amendment No. 6, we are required to maintain liquidity (i) above $0.8 million at any time on or prior to March 24, 2023, (ii) above $1.6 million at any time from March 24, 2023 to April 15, 2023, (iii) and above $5.6 million after April 15, 2023 thereafter. Liquidity is defined as the remaining capacity under the Second Lien Facility plus the total unrestricted cash on hand.

Leverage Ratio. The Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. Prior to Amendment No. 6, it is calculated as of the last day of each quarterly computation period as the ratio of (a) total debt (as defined in the Second Lien Facility) to (b) EBITDA for the computation period ending on such day. The following tables represent our leverage ratio covenant requirements as of each computation period before and after the effective date of Amendment No.6. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Prior to amendment

Computation Period Ending	Leverage Ratio
December 31, 2022	4.80:1.00
March 31, 2023	4.50:1.00
June 30, 2023 and each quarter ending thereafter	4.20:1.00

Following the amendment

Computation Period Ending	Leverage Ratio
March 31, 2023	7.65:1.00
April 30, 2023	7.92:1.00
May 31, 2023	7.44:1.00
June 30, 2023	7.20:1.00
July 31, 2023	6.34:1.00
August 31, 2023	5.41:1.00
September 30, 2023	4.94:1.00
October 31, 2023	4.20:1.00
November 30, 2023	3.77:1.00
December 31, 2023	5.56:1.00
January 31, 2024 and each fiscal quarter ending thereafter	4.20:1.00

EBITDA. Following the effective date of Amendment No. 6, if the Company fails to make the $15.0 million payment and related obligations to Blue Torch by April 15, 2023, the Company will be subjected to a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant requirement. The Company will be required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
March 31, 2023	$7,962,400
April 30, 2023	7,701,600
May 31, 2023	8,190,400
June 30, 2023	8,485,600
July 31, 2023	9,618,400
August 31, 2023	11,244,000
September 30, 2023	12,332,000
October 31, 2023	14,493,600
November 30, 2023	16,179,200
December 31, 2023 and each fiscal month end thereafter	10,965,600

AGS Subordinated Promissory Note

On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million (the “AGS Subordinated Promissory Note”). The principal amount outstanding under the AGS Subordinated Promissory Note matured on December 20, 2021 (“Original Maturity Date”) but was extended multiple times until March 31, 2023 (“Extended Maturity Date”). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20% per annum from the Original Maturity Date to the Extended Maturity Date calculated on the actual number of days elapsed. In connection with an extension of the maturity date on January 31, 2023, the Company also agreed to issue shares of common stock with a value of approximately $1.8 million, equal to approximately two times the then outstanding principal and interest of the AGS Subordinated Promissory Note. We issued 414,367 shares on February 10, 2023 that are intended to serve as collateral. Upon the earlier of the Extended Maturity Date or an event of default, AGS Group may sell those shares and apply 100% of the net proceeds therefrom to repay the AGS Subordinated Promissory Note. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, AGS Group shall remit such excess cash proceeds to the Company. Upon payment in full of the AGS Subordinated Promissory Note in cash by us or through sales of the shares by AGS Group, AGS Group shall return any of the unsold shares to us.

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, we may only repay the AGS Subordinated Promissory Note with the proceeds of an equity issuance, and then only if our total leverage ratio is 2.50 to 1.00 or less and we are in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. We do not expect to satisfy these conditions on or before the Extended Maturity Date and have entered into a letter agreement with AGS Group to provide that our failure to pay such indebtedness will not be deemed an event of default. We plan to further extend the maturity date or substitute the AGS Subordinated Promissory Note as may be permitted under the Blue Torch Credit Facility or the Second Lien Facility. Any such agreements could be subject to the prior consent of Blue Torch and the Second Lien Lenders.

Exitus Capital Subordinated Debt

On July 26, 2021, the Company agreed with existing lenders and Exitus Capital, S.A.P.I. de C.V., SOFOM, E.N.R. (“Exitus Capital”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (the “Exitus Capital Subordinated Debt”). Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. No periodic interest payments are currently required and the loan was due on January 26, 2022, but was extended for three additional six month terms until July 27, 2023. With respect to each six month extension, the Company recognized approximately $0.4 million to $0.5 million in debt issuance costs. The loan is subject to a 36% annual interest moratorium if full payment is not made upon the maturity date. In addition, the Company paid approximately $1.1 million of the principal amount of the loan on January 27, 2023, plus a fee of approximately $0.5 million. On February 27, 2023 the Company paid an addition $1.0 million of the principal amount of the loan. The remaining principal amount of approximately $1.6 million will be due and payable on the new maturity date of July 27, 2023.

In addition, on January 31, 2023, the Company agreed to issue shares of Class A Common Stock with a value of approximately $5.2 million, equal to approximately two times the then outstanding principal and interest of the Exitus

Capital Subordinated Debt. We issued 1,207,712 shares on February 10, 2023 that are intended to serve as collateral. The Company is obligated to issue additional shares to Exitus Capital from time to time if the value of the shares held by them is less two times than the outstanding principal amount of the loan. Upon the earlier of the July 27, 2023 or an event of default, Exitus Capital may sell those shares and apply 100% of the net proceeds therefrom to repay the Exitus Capital Subordinated Debt. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, Exitus Capital shall remit such excess cash proceeds to the Company. Upon payment in full of the Exitus Capital Subordinated Debt in cash by us or through sales of the shares by Exitus Capital, Exitus Capital shall return any of the unsold shares to us.

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, we may only repay the Exitus Capital Subordinated Debt if we have repaid Blue Torch $15.0 million and $5.0 million by April 15, 2023 and June 15, 2023, respectively. If we are unable to satisfy these conditions, the Company plans to further extend the maturity date or substitute the Exitus Capital Subordinated Debt as may be permitted under the Blue Torch Credit Facility and the Second Lien Facility. Any such modifications are also subject to the prior consent of Blue Torch and the Second Lien Lenders. Our failure to pay the indebtedness due to Exitus Capital will be a payment default under its terms, which would allow Exitus Capital to accelerate the indebtedness. In addition, our failure to pay Exitus Capital will be a cross-default under both the Blue Torch Credit Facility and Second Lien Facility, but would not allow either of the Blue Torch or Second Lien Lenders to accelerate indebtedness due under their respective loans unless Exitus Capital accelerates the amounts due to it.

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

Prior First Lien Facility

In 2018, the Company entered into a credit agreement with Monroe Capital Management Advisors LLC, or Monroe, as administrative agent and the financial institutions listed therein, as lenders (the “Prior First Lien Facility”). The Prior First Lien Facility provided for a $5.0 million revolving credit facility and $98.0 million term loan facility. We repaid approximately $68.9 million under the Monroe credit agreement during the year ended 2021, primarily using $20.0 million of proceeds from an offering of preferred stock, $20.0 million of proceeds from the Second Lien Facility, $13.7 million of proceeds from an offering of common Stock and $4.3 million received in connection with the closing of the business combination.

The remaining deferred fees of $3.5 million are due to Monroe on May 25, 2023 (the “Monroe Deferred Fees”). An affiliate of Monroe holds 2,016,129 shares of our common Stock and may sell those shares and apply 100% of the net proceeds therefrom to repay the Monroe Deferred Fees. If the net proceeds from sales of the shares exceed the Monroe Deferred Fees owed by the Company, the affiliate shall remit such excess cash proceeds to the Company. Upon payment in full of the Monroe Deferred Fees in cash by us or through sales of the shares by Monroe’s affiliate, the affiliate shall return any of the unsold shares to us.

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, we may only repay the Monroe Deferred Fees only if our total leverage ratio is 3.00 to 1.00 or less or 3.20 to 1.00 or less respectively, and we are in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. If we are unable to satisfy these conditions, we will be unable to pay the Monroe Deferred Fees when due on May 25, 2023. Although Monroe may sell the Monroe Supporting Shares to repay the Monroe Deferred Fees, there is no assurance that they will be able to do so or that they will not enforce our obligation to repay the Monroe Deferred Fees.

Furthermore, we are required to issue a warrant to Monroe to purchase $7.0 million of our common stock for nominal consideration. We may be required to pay Monroe cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions.
Prior Second Lien Facility
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) and borrowed $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest was capitalized every six months and payable upon maturity. Immediately prior to the Business Combination in August 2021, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the Company's Class A ordinary shares, which were converted into the Company's common stock as a result of the Business Combination. Concurrently with the conversion, the Company amortized the remaining $0.1 million of unamortized debt issuance costs and recognized incremental interest expense in the Consolidated Statements of Operations for the year ended December 31, 2021.
For additional information, see Note 9, Long-term Debt, to our consolidated financial statements appearing in this Annual Report on Form 10-K.
Earnout Obligations
As of December 31, 2022 and 2021, outstanding cash earnouts were $10.2 million and $8.8 million, respectively. Outstanding balance accrues interest at an annual interest rate of 12%. The balance shown at December 31, 2022 and December 31, 2021 includes the related accrued interest. As of December 31, 2022, the earnout obligation is related to two prior acquisitions of AN Extend and AgileThought LLC with a total liability of $2.4 million and $7.8 million respectively. The AN Extend and AgileThought LLC obligation accrues interest at a rate of 11% and 12% respectively. The contingent earnout liability accrued is measured to fair value by an independent third-party expert. In order for the Company to make payments for its contingent purchase price obligations, in addition to having sufficient cash resources to make the payments themselves, the Company must be in pro forma compliance after giving effect to the earnout payments with liquidity and other financial and other covenants included in the Blue Torch Credit Facility and the Second Lien Facility. The Company has not been able to satisfy those covenants to date in connection with the accrued earnout payments. Whether the Company is able to satisfy those covenants will depend on the Company’s overall operating and financial performance.
On November 15, 2022, the Company entered into an amendment to change terms of the AN Extend portion of the purchase price obligation note payable. The amendment converted the note from Mexican pesos to U.S. dollars with capitalized interest added, set the applicable interest to 11% annually, set a maturity date of November 15, 2023. If the note is not paid in full prior to the maturity date, the total amount of principal and the interest will be converted within the following 30 calendar days counted from the date of the maturity date with shares of common stock, taking as value of the shares the value resulting from using the Volume Weighted Moving Average Price.
There can be no assurance that we will have sufficient cash flows from operating activities, cash on hand or access to borrowed funds to be able to make any contingent purchase price payments when required to do so, and any failure to do so at such time could have a material adverse effect on our business, financial condition, results of operations and prospects.
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Year Ended December 31,
(in thousands USD)	2022	2021
Net cash used in operating activities	$(8,292)	$(23,223)
Net cash used in investing activities	(1,018)	(916)
Net cash provided by financing activities	9,485	23,551
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 decreased by approximately $14.9 million to $8.3 million from $23.2 million for the year ended December 31, 2021. The decrease was mainly driven by changes in our operating assets and liabilities which increased $7.6 million on a year over year basis, an increase of $7.4 million in non-cash items, offset by an increase of $0.1 million in net loss.
The increase of $7.6 million resulting from changes in our operating assets and liabilities was primarily driven by (i) a decrease of $13.4 million in accounts receivable, (ii) a decrease $5.2 million in prepaid expenses, other current assets, and other noncurrent assets, (iii) an increase of approximately $3.8 million in accrued liabilities, (iv) an increase of $0.4 million of deferred revenue, (v) a decrease of $0.2 million in current VAT receivables and other taxes payable, and (vi) and an increase of $0.1 million in income tax payable partially offset by (i) a decrease of $13.6 million in accounts payable and (ii) a $1.9 million decrease in the lease liability.
The increase of $7.4 million in non-cash items was driven by (i) a $9.7 million loss on extinguishment of debt, (ii) the increase of $1.1 million from the fair value of embedded derivative liabilities, (iii) the increase of $2.3 million from the change in obligations for contingent purchase price, (iv) the increase of $4.9 million of changes in fair value of warrant liability, and (v) the increase of $1.0 million in deferred income tax provision, and partially offset by (i) the decrease of $0.7 million of share-based compensation, (ii) the decrease of $0.1 million in amortization of right-of-use assets, (iii) the decrease of $2.5 million in foreign currency remeasurement, (iv) the decrease of $6.0 million gain on forgiveness of debt, (v) the decrease of $0.4 million in accretion on convertible notes, (vi) the decrease of $1.3 million in bad debt expense, and (vii) the decrease of $0.6 million in amortization of debt issuance costs.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 decreased $0.1 million to $1.0 million from $0.9 million for the year ended December 31, 2021 as a result of a decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 decreased $14.1 million to 9.5 million from $23.6 million for the year ended December 31, 2021. The decrease in net cash provided was primarily driven by (i) a decrease in proceeds from $27.6 million of PIPE financing, (ii) a decrease in $25.7 million decrease in capital contributions, (iii) an increase of $8.7 million for cash paid for debt issuance costs, (iv) an increase of $0.6 million of tax withholding for equity-based compensation, (v) an increase of $0.1 million in finance lease payments, and (vi) a decrease of $24.9 million from the 2021 follow on issuance offset by (i) a $33.5 million increase in proceeds from loans (ii) a decrease in repayment of borrowings of $23.9 million (iii) a decrease in PIPE transaction costs of $13.0 million, and (iv) a decrease of $3.1 million in transaction costs for the follow on share issuance.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due By Period
(in thousands USD)	Total	Less than 1 Year[1]	1-3 Years	3-5 Years	More than 5 Years
Debt and Note Payable obligations[1]	$95,711	$44,599	$51,068	$44	$—
Lease obligations	6,818	2,746	4,072	—	—
Total	$102,529	$47,345	$55,140	$44	$—
1 Excludes $6.0 million in capitalized fees from the amendment entered into with Blue Torch on February 28, 2023 and $0.1 million in capitalized interest on the Subordinated Promissory note from the amendment entered into on January 31, 2023.
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
For additional information on our debt and lease obligations, see Note 9, Long-term Debt and Note 8, Leases in our audited consolidated financial statements. See also Management's Discussion and Analysis - Liquidity and Capital Resources, Debt.

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
The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors, including the customer’s historical payment experience. If there is uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 30-90 days. Since the term between satisfaction of the performance obligation and payment receipt is less than a year, we do not adjust the transaction price for the effects of a financing component.
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
Revenues related to software maintenance services are recognized over the period the services are provided using an output method that is consistent with the way in which value is delivered to the customer, generally straight lined on a monthly basis over the period of the contract term.
Revenues related to cloud hosting solutions, which include a combination of services including hosting and support services, and do not convey a license to the customer, are recognized over the period as the services are provided. These arrangements represent a single performance obligation.
Revenues related to consulting services (time-and-materials), transaction-based or volume-based contracts are recognized over the period the services are provided using an input method such as labor hours incurred. Revenues related to fixed fee consulting services are recognized as services are performed using a time elapsed measure of progress. Both time and materials and fixed fee consulting contracts have hourly rates defined based on the experience of personnel selected to perform the service. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the customer directs a change in scope of project work or requests additional personnel.
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
For restricted stock units (“RSUs”), the Company issues awards that vest upon a service condition or market condition. Service condition awards are valued using the grant date stock price and is ratably amortized over the service period of the award. The market condition awards vest if the volume-weighted average stock price reaches the specified stock price during the specified period. The fair value of the market condition awards is determined by using a Monte Carlo simulation to model the expected amount of time to reach the specified stock price. The derived length of time is also used to amortize the total value of the awards.

For performance share units ("PSUs"), the amount recognized as an expense is adjusted to reflect the number of awards for which the related performance conditions are expected to be met, such that the amount ultimately recognized is based on the number of awards that meet the related performance conditions at the vesting date. Vesting is tied to performance conditions that include the achievement of EBITDA-based metrics and/or the occurrence of a liquidity event.

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

This analysis requires significant assumptions, such as estimated future cash flows, long-term growth rate estimates, weighted average cost of capital, and market multiples. For the Rest of the World (“ROW”) reporting unit, the analysis further applies additional estimated risk premiums related to forecast volatility and country risk to the discount rate. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgileThought, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Dallas, Texas
March 13, 2023

AgileThought, Inc. Consolidated Balance Sheets

	December 31,
(in thousands USD, except share data)	2022	2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$8,691	$8,640
Accounts receivable, net	29,061	31,387
Prepaid expenses and other current assets	9,860	7,490
Current VAT receivables	8,228	9,713
Total current assets	55,840	57,230
Property and equipment, net	3,244	3,107
Goodwill and indefinite-lived intangible assets	87,661	86,694
Finite-lived intangible assets, net	61,355	66,233
Operating lease right of use assets, net	6,462	6,434
Other noncurrent assets	677	1,612
Total noncurrent assets	159,399	164,080
Total assets	$215,239	$221,310
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,427	$20,970
Accrued liabilities	9,114	9,778
Income taxes payable	226	97
Other taxes payable	10,665	9,733
Current portion of operating lease liabilities	2,092	2,834
Deferred revenue	2,151	1,789
Purchase price obligation note payable	10,243	8,791
Current portion of long-term debt and financing obligations	37,194	14,838
Embedded derivative liabilities	7	—
Other current liabilities	3,452	—
Total current liabilities	86,571	68,830
Long-term debt and financing obligations, net of current portion	39,395	42,274
Deferred tax liabilities, net	3,627	2,762
Operating lease liabilities, net of current portion	3,470	3,759
Warrant liability	2,306	2,137
Other noncurrent liabilities	—	6,900
Total liabilities	135,369	126,662
Commitments and contingencies (Note 19)
Stockholders’ Equity
Class A shares $.0001 par value, 210,000,000 shares authorized, 48,402,534 and 50,402,763 shares issued as of December 31, 2022 and 2021, respectively	5	5
Treasury stock, 2,423,204 and 181,381 shares at cost as of December 31, 2022 and 2021 respectively	—	(294)
Additional paid-in capital	204,126	198,649
Accumulated deficit	(106,431)	(86,251)
Accumulated other comprehensive loss	(17,776)	(17,362)
Total stockholders’ equity attributable to the Company	79,924	94,747
Noncontrolling interests	(54)	(99)
Total stockholders’ equity	79,870	94,648
Total liabilities and stockholders’ equity	$215,239	$221,310
The accompanying notes are an integral part of the Consolidated Financial Statements.

AgileThought, Inc. Consolidated Statements of Operations

	Year ended December 31,
(in thousands USD, except share data)	2022	2021
Net revenues	$176,846	$158,668
Cost of revenue	119,159	112,303
Gross profit	57,687	46,365

Operating expenses:
Selling, general and administrative expenses	45,786	43,551
Depreciation and amortization	7,025	6,984
Change in fair value of purchase price obligation	—	(2,200)
Change in fair value of embedded derivative liabilities	(3,337)	(4,406)
Change in fair value of warrant liability	169	(4,694)
Loss on debt extinguishment	9,734	—
Equity-based compensation expense	5,771	6,481
Restructuring expenses	1,804	911
Other operating expenses, net	3,662	1,785
Total operating expense	70,614	48,412
Loss from operations	(12,927)	(2,047)

Interest expense	(12,890)	(16,457)
Other income (expense), net	7,143	(1,084)
Loss before income tax	(18,674)	(19,588)

Income tax expense	1,454	460
Net loss	(20,128)	(20,048)

Net income attributable to noncontrolling interests	52	22
Net loss attributable to the Company	$(20,180)	$(20,070)

Loss per share (Note 17):
Basic	$(0.44)	$(0.54)
Diluted	$(0.44)	$(0.54)

Weighted average number of shares:
Basic	46,127,083	37,331,820
Diluted	46,127,083	37,331,820
The accompanying notes are an integral part of the Consolidated Financial Statements.

AgileThought, Inc. Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(in thousands USD)	2022	2021
Net loss	$(20,128)	$(20,048)
Actuarial loss	4	62
Foreign currency translation adjustments	(425)	(427)
Comprehensive loss	(20,549)	(20,413)
Less: Comprehensive income attributable to noncontrolling interests	45	38
Comprehensive loss attributable to the Company	$(20,594)	$(20,451)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AgileThought, Inc. Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2020	34,557,480	3	151,950	—	101,494	(66,181)	(16,981)	(137)	18,198
Net (loss) income	—	—	—	—	—	(20,070)	—	22	(20,048)
Issuance of common stock in offering, net of transaction cost of $3.1 million	3,560,710	—	—	—	21,819	—	—	—	21,819
Conversion of convertible debt to common stock	461,236	—	—	—	4,700	—	—	—	4,700
Issuance of common stock due to closing of Business Combination, net of transaction costs of $13.0 million	7,413,435	1	—	—	65,840	—	—	—	65,841
Issuance of common stock to First Lien Facility administrative agent	4,439,333	1	—	—	(1)	—	—	—	—
Equity-based compensation	—	—	—	—	6,481	—	—	—	6,481
Employee withholding taxes paid related to net share settlements	(29,431)	—	29,431	(294)	(1,684)	—	—	—	(1,978)
Other comprehensive expense	—	—	—	—	—	—	62	—	62
Foreign currency translation adjustments	—	—	—	—	—	—	(443)	16	(427)
December 31, 2021	50,402,763	5	181,381	(294)	198,649	(86,251)	(17,362)	(99)	94,648
Net (loss) income	—	—	—	—	—	(20,180)	—	52	(20,128)
Redemption of public warrants	20	—	—	—	—	—	—	—	—
First Lien Facility administrative agent	(2,423,204)	—	2,423,204	—	—	—	—	—	—
Retirement of treasury stock	—	—	(252,084)	655	(655)		—	—	—
Equity-based compensation	493,658	—	—	—	5,771	—	—	—	5,771
Employee withholding taxes paid related to net share settlements	(70,703)	—	70,703	(361)	361	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	—	(418)	(7)	(425)
December 31, 2022	48,402,534	5	2,423,204	—	204,126	(106,431)	(17,776)	(54)	79,870
The accompanying notes are an integral part of the Consolidated Financial Statements

AgileThought, Inc. Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands USD)	2022	2021
Operating Activities
Net loss	$(20,128)	$(20,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest from convertible notes	2,637	3,068
Gain on forgiveness of debt	(7,280)	(1,306)
Loss on debt extinguishment	9,734	—
(Benefit) provision for bad debt expense	(28)	1,307
Equity-based compensation expense	5,771	6,481
Right-of-use asset amortization	3,003	3,125
Foreign currency remeasurement	(593)	1,936
Deferred income tax provision (benefit)	735	(242)
Change in obligations for purchase price	878	(1,464)
Change in fair value of embedded derivative liabilities	(3,337)	(4,406)
Change in fair value of warrant liability	169	(4,694)
Amortization of debt issuance costs	3,030	3,521
Depreciation and amortization	7,025	6,984
Changes in assets and liabilities:
Accounts receivable	3,184	(10,253)
Prepaid expenses, other current assets, and other noncurrent assets	(699)	(4,729)
Accounts payable	(10,056)	3,657
Accrued and other current liabilities	(1,149)	(5,079)
Deferred revenues	151	(271)
Current VAT receivables and other taxes payable	2,566	2,356
Income taxes payable	92	(29)
Operating lease liabilities	(3,997)	(3,137)
Net cash used in operating activities	(8,292)	(23,223)
Investing activities
Purchase of property and equipment	(1,018)	(916)
Net cash used in investing activities	(1,018)	(916)
Financing activities
Proceeds from loans	58,000	24,524
Payments of debt issuance costs	(10,128)	(1,453)
Repayments of borrowings	(37,719)	(61,655)
Cash paid for shares withheld from a grantee to satisfy tax withholding	(523)	—
Payments for finance leases	(145)	—
Payments of PIPE transaction cost	—	(13,033)
Proceeds from PIPE Investors	—	27,600
Proceeds from follow-on public offering	—	24,925
Share issuance transaction costs	—	(3,106)
Proceeds from capital contribution	—	25,749
Net cash provided by financing activities	9,485	23,551
Effect of exchange rates on cash	(124)	(204)
Increase (decrease) in cash and cash equivalents	51	(792)
Cash, cash equivalents and restricted cash at beginning of the year	8,640	9,432
Cash, cash equivalents and restricted cash at end of the year (1)	$8,691	$8,640

(1) Amount of restricted cash at end of period	$213	$177
The accompanying notes are an integral part of the Consolidated Financial Statements

AgileThought, Inc. Notes to Consolidated Financial Statements
Note 1 – Organization and Basis of Consolidation and Presentation
Organization
AgileThought, Inc. (the “Company” or “AgileThought”) is a global provider of agile-first, end-to-end digital transformation services in the North American market using on-shore and near-shore delivery. The Company’s headquarters is in Irving, Texas. AgileThought’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “AGIL.”

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
The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors, including the customer’s historical payment experience. If there is uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 30-90 days. Since the term between the satisfaction of the performance obligation and payment receipt is less than a year, we do not adjust the transaction price for the effects of a financing component.
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
Revenues related to software maintenance services are recognized over the period the services are provided using an output method that is consistent with the way in which value is delivered to the customer, generally straight lined on a monthly basis over the period of the contract term.
Revenues related to cloud hosting solutions, which include a combination of services including hosting and support services, and do not convey a license to the customer, are recognized over the period as the services are provided. These arrangements represent a single performance obligation.
Revenues related to consulting services (time-and-materials), transaction-based or volume-based contracts are recognized over the period the services are provided using an input method such as labor hours incurred. Revenues related to fixed fee consulting services are recognized as services are performed using a time elapsed measure of progress. Both time and materials and fixed fee consulting contracts have hourly rates defined based on the experience of personnel selected to perform the service. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the customer directs a change in scope of project work or requests additional personnel.
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
See Note 4, Fair Value Measurements, for further discussion.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents balances with major financial institutions. At times, these balances exceed federally insured limits. The Company periodically assesses the financial condition of these financial institutions where the funds are held and believes the credit risk is remote. In 2022 and 2021, the Company held restricted cash in connection with litigation.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced or to be invoiced amount, do not bear interest, and are due within one year or less. The Company maintains an allowance for doubtful accounts for estimated credit losses inherent in its accounts receivable portfolio consistent with the requirements of FASB ASC 326, Measurement of Credit Losses of Financial Instruments (“ASC, 326”). In establishing the required reserve, management considers historical experience, the age of the accounts receivable balances and current payment patterns, and current economic conditions that may affect a client's ability to pay. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

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
This analysis requires significant assumptions, such as estimated future cash flows, long-term growth rate estimates, weighted average cost of capital, and market multiples. For the Rest of the World (“ROW”) reporting unit, the analysis further applies additional estimated risk premiums related to forecast volatility and country risk to the discount rate. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors.

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
Leases
The Company is a lessee in several non-cancellable leases, primarily for office space, IT computer equipment, and furniture. The Company accounts for leases under ASC Topic 842, Leases. We determine if an arrangement is or contains a lease at inception. For both operating and finance leases, the lease liability is initially measured at the present value of future lease payments at the lease commencement date. Lease payments included in the measurement of the lease liability are comprised of the following:
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

For restricted stock units (“RSUs”), the Company issues awards that vest upon a service condition or market condition. Service condition awards are valued using the grant date stock price and is ratably amortized over the service period of the award. The market condition awards vest if the volume-weighted average stock price reaches the specified stock price during the specified period. The fair value of the market condition awards is determined by using a Monte Carlo simulation to model the expected amount of time to reach the specified stock price. The derived length of time is also used to amortize the total value of the awards. Refer to Note 18, Equity-based Arrangements, for additional information.

For performance share units ("PSUs"), the amount recognized as an expense is adjusted to reflect the number of awards for which the related performance conditions are expected to be met, such that the amount ultimately recognized is based on the number of awards that meet the related performance conditions at the vesting date. Vesting is tied to performance conditions that include the achievement of EBITDA-based metrics and/or the occurrence of a liquidity event.

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

Prior to the Business Combination, since the Company’s shares were not publicly traded and its shares were rarely traded privately, expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. Determining the fair value of equity-based awards requires estimates and assumptions, including estimates of the period the awards will be outstanding before they are exercised and future volatility in the price of our common shares. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, equity-based compensation expense and our results of operations could be materially affected. The Company’s accounting policy is to account for forfeitures of employee awards as they occur.

Defined Contribution Plan
The Company maintains a 401(k) savings plan covering all U.S. employees. Participating employees may contribute a portion of their salary into the savings plan, subject to certain limitations. The Company matches 100% of the first 4% of each employee's contributions and 50% of the next 1% of the employee's base compensation contributed, with a maximum contribution of $6,000 per employee. For the fiscal years ended December 31, 2022 and 2021, the Company's matching contributions totaled $1.0 million and $1.3 million, respectively, and were expensed as incurred.
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
Embedded Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company has evaluated the terms and features of its redeemable convertible preferred stock issued in February 2021 and identified two embedded derivatives requiring bifurcation from the underlying host instrument pursuant to ASC 815-15, Embedded Derivatives. In connection with the consummation of the Business Combination that occurred on August 23, 2021, the preferred stock was converted into common stock of the Company and these embedded derivative ceased to exist.
The Company also identified three embedded derivatives as part of the modification of the Second Lien Facility in August 2022 and November 2022 related to the conversion option on the Mexican peso-denominated loans. The identified embedded derivatives met the criteria for bifurcation due to the instruments containing conversion options that are not clearly and closely related to the host instrument.
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

Government Assistance
The Company recognizes grants and other support from the government in accordance with FASB ASC 832, Government Assistance (“ASC 832”). The grants are recorded when there is reasonable assurance the conditions of the subsidies will be met and the subsidies will be received.

In March 2020, the U.S. government passed the CARES act to provide relief to businesses during the COVID-19 pandemic. Within the relief program, the government introduced the Employee Retention Credit which provides government assistance for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. The Company qualified for a $4.8 million refundable tax credit for the year ended December 31, 2022. This tax credit relates to qualifying costs incurred in the previous years. This tax credit is recognized as a reduction to Selling, General, and Administrative expenses on the Consolidated Statements of Operations and recorded as an asset in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.
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
•In November 2021, the FASB issued ASU 2021-10, Government Assistance (ASC 832). This ASU increases transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. This ASU is expected to reduce diversity in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance. This standard is effective for annual periods beginning after December 15, 2021, including interim periods therein, with early adoption permitted. The ASU was adopted by the Company on January 1, 2022, resulting in the disclosure of the Employee Retention Tax Credit as previously mentioned.
Note 3 – Business Combination
As discussed in Note 1, Organization and Basis of Consolidation and Presentation, the Company consummated the Business Combination on August 23, 2021, pursuant to the Merger Agreement dated May 9, 2021. In connection with the Business Combination, the following occurred:
• On August 20, 2021, LIVK changed jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware. As a result, each of LIVK’s issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted by operation of law, on a one-for-one basis, into shares of common stock. Similarly, all of LIVK’s outstanding warrants became warrants to acquire shares of common stock.
•LIVK entered into subscription agreements with certain investors pursuant to which such investors collectively subscribed for 2,760,000 shares of the Company's common stock at $10.00 per share for aggregate proceeds of $27,600,000 (the “PIPE Financing”).
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
•On the Closing Date, the Company changed its name from LIV Capital Acquisition Corp. to AgileThought, Inc.
•An aggregate of 34,557,480 shares of common stock were issued to holders of Legacy AT common stock and 2,000,000 shares of common stock were issued to holders of Legacy AT preferred stock as merger consideration.
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

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Class A ordinary shares of LIVK outstanding prior to the Business Combination	8,050,000
Less: redemption of LIVK's Class A ordinary shares	(7,479,065)
Shares of LIVK's Class A ordinary shares	570,935
Shares held by LIVK's sponsor and its affiliates	2,082,500
Shares issued in the PIPE Financing	2,760,000
Shares issued to convert Legacy AgileThought's preferred stock to common stock	2,000,000
Shares issued to Legacy AgileThought's common stock holders	34,557,480
Total shares of common stock immediately after the Business Combination	41,970,915
Note 4 – Fair Value Measurements
The carrying amount of assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair value as of December 31, 2022, and December 31, 2021, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows which are significant unobservable inputs in the fair value hierarchy. The future cash flow requires estimates for future market-based inputs including discount rates, projected future floating rates, and risk-free rates. As such, these estimates are classified as Level 3 in the fair value hierarchy.

The following table summarizes our debt instruments where fair value differs from carrying value:

	Fair Value	December 31, 2022		December 31, 2021
(in thousands USD)	Hierarchy Level	Carry Amount	Fair Value	Carry Amount	Fair Value
Bank credit agreement	Level 3	$—	$—	$31,882	$31,897
Second Lien Facility	Level 3	19,409	17,990	16,120	16,214
Blue Torch Credit Facility	Level 3	55,000	52,888	—	—
Purchase Price Obligation Note Payable	Level 3	10,243	8,837	8,791	8,791
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
Warrant Liability
As of December 31, 2022, the Company has private placement warrants, which are liability classified, as discussed in Note 15, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which required a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of private warrant liability at December 31, 2022:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1, 2022	$2,137
Change in fair value	169
Ending balance, December 31, 2022	$2,306
Embedded Derivative Liability
In connection with the amendment to the Second Lien Facility on August 10, 2022, the Company bifurcated embedded derivatives associated with conversion features for Mexican peso-denominated tranches. Embedded derivative liabilities are carried at fair value and classified as Level 3 in the fair value hierarchy. The Company determined the fair values of the bifurcated embedded derivatives by using a scenario-based analysis that estimated the fair value of each embedded derivative based on a probability-weighted present value of all possible outcomes related to the features. The significant unobservable inputs used in the fair value of the Company’s embedded derivative liabilities include the implied volatility, the period in which the outcomes are expected to be achieved and the discount rate.

The following table presents the changes in the fair value of the embedded derivative liabilities at December 31, 2022:

(in thousands USD)	Embedded derivative liability
Beginning balance, January 1, 2022	$—
Recognition of embedded derivative liability	9,014
Change in valuation inputs and other assumptions	(3,337)
Gain on debt extinguishment[1]	(5,670)
Ending balance, December 31, 2022	$7
Less: Current portion	$7
Embedded derivative liability, net of current portion	$—
1 - The November 18, 2022, letter agreement between the Company and the Credit Suisse lenders (refer to Note 9, Long-term Debt) significantly altered the conversion feature of the previously recognized embedded derivative resulting in a debt extinguishment. Under extinguishment accounting this debt modification required the previously recognized embedded derivative liability to be adjusted to its new fair value.

Note 5 – Balance Sheet Details
The following table provides detail of selected balance sheet items:

	December 31,
(in thousands USD)	2022	2021
Cash and cash equivalents	$8,478	$8,463
Restricted cash	213	177
Total cash, cash equivalents and restricted cash	$8,691	$8,640

	December 31,
(in thousands USD)	2022	2021
Accounts receivables	$15,839	$19,173
Unbilled accounts receivables	12,945	11,716
Other receivables	435	686
Allowance for doubtful accounts	(158)	(188)
Total accounts receivable, net	$29,061	$31,387

	December 31,
(in thousands USD)	2022	2021
Employee retention credit	$4,775	$—
Income tax receivables	3,077	2,369
Prepaid expenses and other current assets	2,008	5,121
Total prepaid expenses and other current assets	$9,860	$7,490

	December 31,
(in thousands USD)	2022	2021
Accrued wages, vacation & other employee related items	$3,362	$2,387
Accrued interest	978	381
Accrued incentive compensation	712	654
Accrued services	3,426	5,872
Accrued liabilities - Related Party	—	17
Other accrued liabilities	636	467
Total accrued liabilities	$9,114	$9,778

The following table is a rollforward of the allowance for doubtful accounts:

(in thousands USD)	2022	2021
Beginning balance, January 1	$188	$267
Charges to expense	(28)	1,307
Write-offs and recoveries	—	(1,382)
Foreign currency translation	(2)	(4)
Ending balance, December 31	$158	$188

The Company records any obligations for contingent purchase price at fair value. The Company recorded the 2019 acquisition-date fair value of a contingent liability based on the likelihood of contingent earn-out payments through the year ended December 31, 2021 subject to the underlying agreement terms. As of December 31, 2021 the obligation now relates to a known and fixed amount due and is no longer a contingent obligation recorded at fair value. The amount due accrues interest at 12%. On November 15, 2022, the Company entered into an amendment to change terms of the AN Extend portion of the purchase price obligation note payable. The amendment converted the note from Mexican pesos to U.S. dollars with capitalized interest added, set the applicable interest to 11% annually, set a maturity date of November 15, 2023, as well as added mandatory conversion. If the note is not paid in full prior to the maturity date, the total amount of principal and the interest will be converted within the following 30 calendar days counted from the maturity date with common shares of common stock, taking as value of the shares the value resulting from using the Volume Weighted Moving Average Price. This amendment was determined to substantially alter the AN Extend portion of the purchase price obligation note payable such that extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $0.7 million for the three months ended December 31, 2022. Payment of any and all of the purchase price obligation note payable is subordinate of all existing senior debt, including the Blue Torch Credit Facility and the Second Lien Facility. In the event of any liquidation, dissolution, or bankruptcy proceedings, all senior debt shall first be paid in full before any distribution shall be made to the purchase price obligation note payable creditors.

The following table provides a roll-forward related to the 2019 acquisition due to the seller:

(in thousands USD)	Purchase Price Obligation Note Payable
Opening balance, January 1, 2022	$8,791
Additional principal from amendments	574
Accrued interest on the contingent consideration	763
Effect of exchange rate fluctuations	115
Ending balance, December 31, 2022	10,243
Less: Current portion	10,243
Purchase price obligation note payable, net of current portion	$—
Note 6 – Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31,
(in thousands USD)	2022	2021
Computer equipment	$4,366	$4,210
Leasehold improvements	1,352	2,179
Furniture and equipment	1,328	1,691
Computer software	3,264	2,240
Transportation equipment	24	55
Finance lease right-of-use assets	643	—
	10,977	10,375
Less: accumulated depreciation	(7,733)	(7,268)
Property and equipment, net	$3,244	$3,107
Depreciation expense was $1.2 million for the years 2022 and 2021. The Company did not recognize impairment charges related to property and equipment in 2022 and 2021.

Note 7 – Goodwill and Intangible Assets, Net
The following table presents goodwill by reporting unit for the years ended December 31, 2022 and 2021.

(in thousands USD)	LATAM	USA	Total
December 31, 2020	$40,470	$30,694	$71,164
Foreign currency translation	$(819)	$—	$(819)
December 31, 2021	$39,651	$30,694	$70,345
Foreign currency translation	839	—	839
December 31, 2022	$40,490	$30,694	$71,184
No impairment charges were recognized related to goodwill the year ended 2022 and 2021.

The Company’s indefinite-lived intangible assets relate to trade names acquired in connection with business combinations. The indefinite-lived trade names balance was $16.5 million and $16.3 million as of December 31, 2022 and 2021, respectively. No impairment charges were recognized related to indefinite-lived intangible assets for the year ended December 31, 2022 and 2021.

Changes in our finite-lived intangible assets is as follows:

	As of December 31, 2022
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(72)	$(29,250)	60,593	10.8
Tradename	1,234	16	(488)	762	2.9
Total	$91,149	$(56)	$(29,738)	$61,355	10.7

	As of December 31, 2021
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(973)	$(23,669)	65,273	11.8
Tradename	1,234	(31)	(243)	960	3.9
Total	$91,149	$(1,004)	$(23,912)	$66,233	11.7
The Company recorded $5.8 million in finite-lived intangible asset amortization expense for the years ended December 31, 2022 and 2021. No impairment charges were recognized related to finite-lived intangible assets for the year ended December 31, 2022 and 2021.
The estimated amortization schedule for the Company’s intangible assets for future periods is as follows:

(in thousands USD)	Year ending December 31,
2023	$5,826
2024	5,826
2025	5,826
2026	5,610
2027	5,581
Thereafter	32,686
Total	$61,355

Note 8 – Leases
The Company leases office space, IT equipment, and furniture used for operations. As of December 31, 2022, these leases have remaining terms of up to 4 years, some of which may contain options to extend or terminate the lease before the expiration date. Additionally, the Company does not have any material finance, lessor, or sub-leasing arrangements. Total lease expense, net was $1.9 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively, and includes short-term and variable lease costs.
Supplemental information related to our leases is as follows for the year ended:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term, in years:	1.91	2.91
Weighted average discount rate:	8.4%	8.4%
Future expected maturities of lease obligations as of December 31, 2022 are as follows:

(in thousands USD)	Lease Payments
2023	$2,746
2024	2,459
2025	1,324
2026	289
Thereafter	—
Total undiscounted lease payments	6,818
Less: imputed interest	723
Present value of lease liability	$6,095

Note 9 – Long-term Debt
Long-term debt at December 31, 2022 and 2021 consists of the following:

	December 31,
(in thousands USD)	2022	2021
Borrowings under revolving credit agreement, principal due January 1, 2025	$3,000	$—
Borrowings under term loan, principal due January 1, 2025	55,000	—
Unamortized debt issuance costs(a)	(4,817)	—
Blue Torch Credit Facility, net of unamortized debt issuance costs	53,183	—

Borrowings under bank revolving credit agreement, principal due Nov. 10, 2023	—	5,000
Borrowings under bank credit agreement, principal due Nov. 10, 2023	—	31,882
Unamortized debt issuance costs(a)	—	(6,915)
Borrowing under bank credit agreements, net of unamortized debt issuance costs	—	29,967

Paycheck Protection Program loans, 1% interest, due May 2, 2025	234	7,673

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due March 31, 2023	673	673

Subordinated debt, guaranteed by a related party, principal due July 27, 2023	3,700	3,700
Unamortized debt issuance costs(a)	(70)	(76)
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	3,630	3,624

Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due September 15, 2026	44	22
Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due July 1, 2025	3,365	3,015
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due July 1, 2025	7,423	5,894
Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due June 15, 2023	3,724	3,336
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due June 15, 2023	4,853	3,853
Unamortized debt discount, net(a)	(1,073)	(945)
Second Lien Facility, net of unamortized debt issuance costs	18,336	15,175

Total debt, net of unamortized debt issuance costs	76,056	57,112
Total financing obligations	533	—
Current portion of debt and financing obligations	(37,194)	(14,838)
Long-term debt and financing obligations, net of unamortized debt issuance cost/discount, net and current portion	$39,395	$42,274
_________________
(a)Debt issuance costs, premium, and discount are presented as a reduction, addition, and reduction to the Company’s debt, respectively in the Consolidated Balance Sheets. $3.0 million and $3.5 million of debt issuance cost amortization was charged to interest expense for the years ended December 31, 2022 and 2021, respectively.

As of the issuance date of these consolidated financial statements, the Company expects its cash and cash equivalents of $8.5 million as of December 31, 2022 and cash flows from operations will be sufficient to fund its operating expenses and expenditure requirements for the next 12-months. The Company’s ability to generate additional cash flows will be dependent on increasing revenues, securing stronger profit margins, and reducing debt. There are a substantial amount of debt and other obligations, and the Company does not currently have sufficient available cash flows to service upcoming payment commitments and may not have sufficient cash flows or assets to repay our debt and other obligations in full when due.

In order to increase cash flows from operating activities, the Company is implementing cost reductions initiatives to reduce selling, general, and administrative expenses, in particular reducing overhead in non-revenue production activities. In addition, the Company’s investments made to increase the sales team during the past six-months are expected to contribute to positive revenue growth and stronger gross margins.
Blue Torch Credit Facility

On May 27, 2022, the Company entered into a financing agreement (“Blue Torch Credit Facility”) by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent. The Blue Torch Credit Facility is secured by substantially all of the Company’s and the Guarantors’ properties and assets and provides for a term loan of $55.0 million and revolving credit facility with an aggregate principal limit not to exceed $3.0 million at any time outstanding. On May 27, 2022, the Company borrowed the full $55.0 million under the term loan. On June 28, 2022, the Company borrowed $3.0 million under the revolving credit facility. The Company recognized $5.0 million in debt issuance costs.

On August 10, 2022, the Company entered into a waiver and amendment to the Blue Torch Credit Facility to provide for an extension of the period of time which the Company has to satisfy certain reporting and post-closing obligations under the Blue Torch Credit Facility. The Company recognized $0.6 million in debt issuance costs related to the wavier and amendment. On November 1, 2022, the Company entered into an amendment to further extend the period of time which the Company has to satisfy certain reporting and post-closing obligations.

As of December 31, 2022, the Company was in default under the permitted factoring disposition and leverage ratio covenants. Subsequent to December 31, 2022, the Company was also in default under the leverage ratio, liquidity, aged accounts payables, permitted payments and other covenants under the Blue Torch Credit Facility. As a result of such defaults, the Company entered into a waiver and amendment on March 7, 2023 (“Amendment No.4”) to revise significant terms of the Blue Torch Credit Facility as set forth below.

Pursuant to Amendment No.4, the Company agreed to pay approximately $34.0 million of the Company’s total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Thereafter, the Company will make quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment also revised the maturity date of the Blue Torch Credit Facility from May 27, 2026 to January 1, 2025 and revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio. Interest is paid quarterly for both loans, and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 9.0% annually. Interest on each loan is payable on the last day of the then effective interest period applicable to such loan and at maturity. The revolving credit facility will bear a 2.0% annual usage fee on any undrawn portion of the facility. In connection with Amendment No.4, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such capitalized amount to the outstanding principal of the term loan. In addition, if the Company fails to repay the respective aggregate principal amounts on or prior to April 15, 2023, June 15, 2023 and September 15, 2023, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million respectively will be paid in kind by adding such fee to the outstanding principal of the term loan. If we meet these payments when due then no fee will be added to the outstanding principal. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Facility. Amendment No. 4 also required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance, in both cases on terms reasonable acceptable to Blue Torch.

Lastly, the amendment granted a waiver for certain financial covenants as of December 31, 2022 and reset the covenant requirements for future periods.

Second Lien Facility

On November 22, 2021, the Company entered into a new Second Lien Facility (the “Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, Chief Operating Officer. The Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and 17.41% for the Mexican Peso denominated Loan. The Second Lien Facility had an original maturity date of March 15, 2023. The Company recognized $0.9 million in debt issuance costs with the issuance.

On August 10, 2022, the Company entered into an amendment to the Second Lien Facility to extend the maturity date of the Tranche A (Credit Suisse), Tranche C (Senderos), Tranche D (Senderos) and Tranche E (Johnston) loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extended the maturity date of the Tranche B (Nexxus Capital) loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans at a conversion price equal to $4.64 per share, subject to regulatory approval. The amendment also provided for the covenants and certain other provisions of the Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the debt agreement such that extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the debt instrument, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 4, Fair Value Measurements, for additional information.

On November 18, 2022, the Company entered into a letter agreement with Credit Suisse, as the Tranche A lenders. The letter agreement changed the conversion price at which the Credit Suisse lenders may convert their outstanding loans, interest, and fees into the Company’s common stock from a fixed conversion price of $4.64 per share to the closing price of one share of our common stock on the trading day immediately prior to the conversion date, subject to a floor price of $4.64 per share. This amendment was determined to substantially alter the Credit Suisse portion of the debt agreement such that extinguishment accounting was applied. The Company recognized a gain on debt extinguishment of $8.8 million for the three months ended December 31, 2022. The total loss on debt extinguishment related to the Second Lien Facility was $2.9 million for the twelve months ended December 31, 2022.

Each Second Lien Lender has the option to convert all or any portion of its outstanding loans, interest and fees into common stock of the Company at any time at the respective conversion prices. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively, at the original conversion price of $10.19 per share. See Note 16, Stockholders’ Equity, for additional information. As noted above, on June 15, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans will convert into common stock of the Company at the conversion price of $4.64 per share. As of December 31, 2022, the outstanding principal, interest and fees related to the Nexxus Capital loans was $8.6 million.

On March 7, 2023, in connection with Amendment No. 4 to the Blue Torch Credit Facility, the Company entered into a sixth amendment to the Second Lien Facility (“Amendment No. 6”). Amendment No. 6 revised the maturity date of the Credit Suisse loans from September 15, 2026 to July 1, 2025. Amendment No. 6 also provided for the covenants and certain other provisions of the Second Lien Facility to be consistent with those in the Blue Torch Credit Facility, as amended by Amendment No. 4, except as set forth below in Financial Covenants.
AGS Subordinated Promissory Note
On June 24, 2021, the Company entered into a credit agreement with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million. The principal amount outstanding under this agreement matured on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022 (“Extended Maturity Date”). On August 4, 2022, the Company entered into an another amendment to further extend the maturity date of the AGS Subordinated Promissory Note to January 31, 2023 ("January 2023 Maturity Date"). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20.0% per annum from the Original Maturity Date to the January 2023 Maturity Date calculated on the actual number of days elapsed.
Subsequently, on January 31, 2023, the AGS Subordinated Promissory Note was cancelled in full and restated for a principal amount of $0.8 million with accrued interest of $0.1 million. The outstanding principal and interest matures on March 31, 2023. In addition, the Company also agreed to the issuance of common stock with a value of approximately

$1.8 million, equal to approximately two times the current outstanding principal and interest. On February 10, 2023, the Company issued 414,367 shares to serve as collateral. Upon the earlier of the Extended Maturity Date or an event of default, AGS Group may sell those shares and apply 100% of the net proceeds therefrom to repay the AGS Subordinated Promissory Note. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, AGS Group shall remit such excess cash proceeds to the Company. Upon payment in full of the AGS Subordinated Promissory Note in cash by us or through sales of the shares by AGS Group, AGS Group shall return any of the unsold shares to to the Company.

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, the Company may only repay the AGS Subordinated Promissory Note with the proceeds of an equity issuance, and then only if the total leverage ratio is 2.50 to 1.00 or less and the Company is in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. The Company has entered into a letter agreement with AGS Group to provide that a failure to pay such indebtedness will not be deemed an event of default.

Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital (“Subordinated Creditor”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (“Subordinated Debt”). Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. No periodic interest payments are currently required and the loan was due on January 26, 2022, with an option to extend up to two additional six month terms. On January 25, 2022 and July 26, 2022, the Company exercised its option to extend the loan an additional six months, recognizing an additional $0.5 million debt issuance costs related to each loan extension.
Subsequently, on January 26, 2023, the Company entered into an amendment to extend the maturity date of the Exitus Capital Subordinated Debt from January 26, 2023 to July 27, 2023. In addition, AgileThought paid approximately $1.1 million of the principal amount of the loan on January 27, 2023, plus a fee of approximately $0.4 million. On February 27, 2023 the Company paid an addition $1 million of the principal. The remaining principal of approximately $1.6 million will be due and payable on the new maturity date of July 27, 2023. In addition, on January 31, 2023, the Company agreed to the issuance of common stock with a value of approximately $5.2 million, equal to approximately two times the current outstanding principal and interest. On February 10, 2023, the Company issued 1,207,712 shares to serve as collateral. The Company is obligated to issue additional shares to Exitus Capital from time to time if the value of the shares held by them is less two times than the outstanding principal amount of the loan. Upon the earlier of the July 27, 2023 or an event of default, Exitus Capital may sell those shares and apply 100% of the net proceeds therefrom to repay the Exitus Capital Subordinated Debt. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, Exitus Capital shall remit such excess cash proceeds to the Company. Upon payment in full of the Exitus Capital Subordinated Debt in cash by us or through sales of the shares by Exitus Capital, Exitus Capital shall return any of the unsold shares to the Company.

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, the Company may only repay the Exitus Capital Subordinated Debt if the Company has repaid Blue Torch $15.0 million and $5.0 million by April 15, 2023 and June 15, 2023, respectively. If the Company is unable to satisfy these conditions, the Company plans to further extend the maturity date or substitute the Exitus Capital Subordinated Debt as may be permitted under the Blue Torch Credit Facility and the Second Lien Facility. Any such modifications are also subject to the prior consent of Blue Torch and the Second Lien Lenders. A failure to pay the indebtedness due to Exitus Capital will be a payment default under its terms, which would allow Exitus Capital to accelerate the indebtedness. In addition, a failure to pay Exitus Capital will be a cross-default under both the Blue Torch Credit Facility and Second Lien Facility, but would not allow either of the Blue Torch or Second Lien Lenders to accelerate indebtedness due under their respective loans unless Exitus Capital accelerates the amounts due to it.

Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received Paycheck Protection Program loans (“PPP loans”) through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January

19, 2022, $7.3 million of a $0.1 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments will be made quarterly until May 2, 2025. All loan forgiveness was recognized in Other income (expense), net of the Consolidated Statements of Operations.

Prior First Lien Facility
In 2018, the Company entered into a revolving credit agreement with Monroe Capital Management Advisors LLC that permitted the Company to borrow up to $1.5 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing limit to $5.0 million. Also in 2018, the Company entered into a term loan credit agreement with Monroe Capital Management Advisors LLC that permitted the Company to borrow up to $75.0 million through November 10, 2023. In 2019, the agreement was amended to increase the borrowing amount to $98.0 million. Interest on the revolving credit agreement and term loan agreement (“First Lien Facility”) were paid monthly and calculated as LIBOR plus a margin of 8.0% to 9.0%, based on the Total Leverage Ratio as calculated in the most recent Compliance Certificate. An additional 2.0% interest were incurred during periods of loan covenant default.
On March 22, 2021, the Company used $20.0 million from proceeds of issuance of preferred stock to partially pay the First Lien Facility. Refer to Note 16, Stockholders’ Equity, for additional information on issuance of preferred stock.
On June 24, 2021, an amendment was signed to modify the debt covenants for the periods June 30, 2021 and thereafter. In addition to the covenant modifications, the amendment also established the deferral of the monthly $1.0 million principal payments previously due in April and May, along with the $1.0 million payments due in June and July to September 30, 2021. As a result, the regular quarterly principal installments resumed, and the First Lien lenders charged a $4.0 million fee paid upon the end of the term loan in exchange for the amended terms. The amendment resulted in a debt modification, thus the fees payable to the First Lien lenders were capitalized and were amortized over the remaining life of the First Lien Facility. From September 30, 2021 to October 29, 2021, the Company entered into various amendment to extend the due date of the $4.0 million in principal payments previously due September 30, 2021 to November 19, 2021.

On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment that was originally due September 30, 2021. The Company paid with proceeds from the Second Lien Facility. Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of common stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of the Company’s common stock for nominal consideration. The warrants will be issued on the earlier of full repayment of outstanding deferred fees or August 29, 2023. In addition, the Company may be required to pay the First Lien lenders cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms.

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

On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments on the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Since August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining fees. At December 31, 2022, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities in and Other noncurrent liabilities in the Audited Consolidated Balance Sheet at December 31, 2022 and December 31, 2021, respectively. The Company recognized a gain on debt extinguishment of $1.0 million for the three months ended June 30, 2022. The total loss on debt extinguishment related to the First Lien Facility was $6.2 million for the twelve months ended December 31, 2022.

Prior Second Lien Facility
On July 18, 2019, the Company entered into separate credit agreements with Nexxus Capital and Credit Suisse (“the Creditors”) that permitted the Company to borrow $12.5 million from each bearing 13.73% interest. On January 31, 2020, the agreements were amended to increase the borrowing amount by $2.05 million under each agreement. Interest was capitalized every six months and payable when the note was due. Immediately prior to the Business Combination, the Creditors exercised their option to convert their combined $38.1 million of debt outstanding (including interest) into 115,923 shares of the Company's Class A ordinary shares, which were converted into the Company's common stock as a result of the Business Combination.

Financial Covenants
The Blue Torch Credit Facility establishes the following amended financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each computation period as described below.

Computation Period Ending	Revenue
December 31, 2022	$150,000,000
March 31, 2023 and each fiscal month ending thereafter	150,000,000

Liquidity. As a result of Amendment No.4, the Company is required to maintain liquidity above $1.0 million through March 24, 2023, above $2.0 million through April 15, 2023, and above $7.0 million at any time thereafter. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
Leverage Ratio. The Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any computation period as the ratio of (a) total debt (as defined in credit agreement) to (b) EBITDA for the computation period ending on such day. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Computation Period Ending	Leverage Ratio
March 31, 2023	6.38:1.00
April 30, 2023	6.60:1.00
May 31, 2023	6.20:1.00
June 30, 2023	6.00:1.00
July 31, 2023	5.28:1.00
August 31, 2023	4.51:1.00
September 30, 2023	4.12:1.00
October 31, 2023	3.50:1.00
November 30, 2023	3.14:1.00
December 31, 2023	4.63:1.00
January 31, 2024 and each fiscal month ending thereafter	3.50:1.00
EBITDA. If the Company fails to make the $15.0 million payment and related obligations by April 15, 2023, the Company will be subjected to a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant requirement. The Company will be required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
March 31, 2023	$9,953,000
April 30, 2023	9,627,000
May 31, 2023	10,238,000
June 30, 2023	10,607,000
July 31, 2023	12,023,000
August 31, 2023	14,055,000
September 30, 2023	15,415,000
October 31, 2023	18,117,000
November 30, 2023	20,224,000
December 31, 2023 and each fiscal month end thereafter	13,707,000
The Second Lien Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed as of the end of each computation period as described below.

Computation Period Ending	Revenue
December 31, 2022	$120,000,000
March 31, 2023 and each fiscal month ending thereafter	120,000,000
Liquidity. Requires the Company's liquidity to be (i) above $0.8 million at any time on or prior to March 24, 2023, (ii) above $1.6 million at any time from March 24, 2023 to April 15, 2023, (iii) and above $5.6 million after April 15, 2023 thereafter. Liquidity is defined as the remaining capacity under the Second Lien Facility plus the total unrestricted cash on hand.
Leverage Ratio. The Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any computation period as the ratio of (a) total debt (as defined in credit agreement) to (b) EBITDA for the computation period ending on such day. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Computation Period Ending	First Lien Leverage Ratio
March 31, 2023	7.65:1.00
April 30, 2023	7.92:1.00
May 31, 2023	7.44:1.00
June 30, 2023	7.20:1.00
July 31, 2023	6.34:1.00
August 31, 2023	5.41:1.00
September 30, 2023	4.94:1.00
October 31, 2023	4.20:1.00
November 30, 2023	3.77:1.00
December 31, 2023	5.56:1.00
January 31, 2024 and each fiscal quarter ending thereafter	4.20:1.00
EBITDA. If the Company fails to make the $15.0 million payment and related obligations by April 15, 2023 under the Blue Torch Credit Facility, the Company will be subjected to a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant requirement. The Company will be required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
March 31, 2023	$7,962,400
April 30, 2023	7,701,600
May 31, 2023	8,190,400
June 30, 2023	8,485,600
July 31, 2023	9,618,400
August 31, 2023	11,244,000
September 30, 2023	12,332,000
October 31, 2023	14,493,600
November 30, 2023	16,179,200
December 31, 2023 and each fiscal month end thereafter	10,965,600
After giving effect to Amendment No. 4 of the Blue Torch Credit Facility and Amendment No. 6 of the Second Lien Facility, the Company was compliant with all debt covenants as of December 31, 2022.

The annual maturities of our long-term debt for the next five years and beyond are as follows:

Year, (in thousands USD)	Amount
2023	$38,730
2024	2,844
2025	40,398
2026	44
Thereafter	—
Total debt	82,016
Less: unamortized debt issuance cost	(5,960)
Total debt, net of unamortized debt issuance costs	$76,056

Note 10 – Other Income (Expense), net
Items included in other income (expense), net in the Consolidated Statements of Operations are as follows:

	Year ended December 31,
(in thousands USD)	2022	2021
Foreign exchange (loss) gain, net	$593	$(1,936)
Forgiveness of PPP loan	7,280	1,306
Interest income	—	70
Other non-operating expense	(730)	(524)
Total other income (expense), net	$7,143	$(1,084)

Note 11 – Income Taxes
(Loss) income before income tax for the years 2022 and 2021 is allocated as follows:

	Year ended December 31,
(in thousands USD)	2022	2021
USA	$(16,731)	$(15,021)
Mexico	(2,291)	(5,111)
Other countries	348	544
Total	$(18,674)	$(19,588)
Income tax expense for the years 2022 and 2021 is allocated as follows:

	Year ended December 31,
(in thousands USD)	2022	2021
Current income tax expense	$719	$702
Deferred income tax expense (benefit)	735	(242)
Total income tax expense	$1,454	$460
The reconciliation between our effective income tax rate and the statutory tax rates were as follows:

	December 31,
(in thousands USD)	2022	2021
(Loss) before income tax expense	$(18,674)	$(19,588)
Statutory tax rates	21%	21%

Computed expected income tax benefit	(3,922)	(4,113)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	7,259	5,509
Non-deductible expenses	567	1,001
ERC Credit	(1,003)	—
Foreign tax rate differential	(140)	(376)
State and local income taxes, net of federal income tax benefit	79	84
Taxable inflation adjustment	(20)	(597)
Non deductible interest	265	172
Effect of change in state rate	—	(4)
Non-taxable income	(1,530)	(1,229)
Debt instruments	(156)	—
Other, net	55	13
Reported income tax expense	$1,454	$460
Effective tax rate	(7.8)%	2.3%
The Company has the following tax rates in relevant jurisdictions:

	Tax rates
	2022	2021
United States	21%	21%
Mexico	30%	30%
Brazil	34%	34%
Argentina	30%	30%

The components of the Company’s deferred tax balances are as follows:

	December 31,
(in thousands USD)	2022	2021
Deferred tax assets:
Tax loss carryforward	$17,166	$13,425
Provision for doubtful accounts	36	45
Fixed assets	202	218
Accrued liabilities and other expenses	1,851	2,434
Deferred revenues	193	376
Business interest limitation	9,236	4,805
Operating lease liability	1,383	1,735
Equity-based compensation	743	—
Intangible assets	89	138
Other	1,453	1,023
Gross deferred tax assets:	32,352	24,199
Less: Valuation allowance	(24,349)	(15,612)
Total deferred tax assets	8,003	8,587

Deferred tax liabilities:
Intangible assets	7,251	6,838
Operating lease ROU assets	1,661	1,695
Property and Equipment	124	153
Obligation for purchase price	1,963	2,128
Other	631	535
Total deferred tax liabilities	11,630	11,349
Net deferred tax liabilities	$(3,627)	$(2,762)
The change in the total valuation allowance for deferred tax assets is as follows:

	December 31,
(in thousands USD)	2022	2021
Opening balance January 1,	$15,612	$10,010
Utilization during the year	—	—
Increases during the year	8,737	5,602
Closing balance December 31,	$24,349	$15,612
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible.
Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2022. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of December 31, 2022, the Company is in a full valuation allowance for its deferred tax assets for which the Company does not have enough evidence to support its realization. The total amount of valuation allowance as of December 31, 2022 is $24.3 million, primarily related to a full valuation allowance on the Company's tax loss carryforwards in Mexico and a valuation allowance against the net deferred tax assets not expected to be utilized by the reversing of deferred income tax liabilities in the U.S.

As of December 31, 2022, the Company has federal, state, and foreign net operating loss carryforwards of approximately $29.6 million, $19.1 million, and $33.1 million, respectively, that expire at various dates through 2042 unless indefinite in nature.
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

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction, Mexico, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Under the tax statute of limitations applicable to the Internal Revenue Code, the Company is no longer subject to U.S. federal income tax examinations for years before 2019. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for years before 2018 in states which the Company has filed income tax returns. Certain states may take the position that the Company is subject to income tax in such states even though the Company has not filed income tax returns in such states, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2018. Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2017 in jurisdictions where we have filed income tax returns. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. The Company’s policy is to classify interest accrued as interest expense and penalties as other (expense) income. As of December 31, 2022 and 2021, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.
Note 12 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

	Timing of Revenue Recognition	Year ended December 31,
(in thousands USD)		2022	2021
Time and materials	over time	$125,231	$130,603
Fixed price	over time	51,615	28,065
Total		$176,846	$158,668
Liabilities by contract related to contracts with customers
Details of our liabilities related to contracts with customers and related timing of revenue recognition are as follows:

	December 31,
(in thousands USD)	2022	2021
Deferred revenues	$2,151	$1,789
Revenue recognized, that was deferred in the previous year	1,464	1,299
Major Customers
The Company derived 15% and 9% of its revenues for the year ended December 31, 2022 from two significant customers. In addition, 13%, 10%, and 10% of our revenues for 2021 were from three significant customers. Sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.
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
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Year ended December 31,
(in thousands USD)	2022	2021
United States	$112,223	$103,436
Latin America	64,623	55,232
Total	$176,846	$158,668
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and lease right of use assets, net:

	December 31,
(in thousands USD)	2022	2021
United States	$4,077	$5,837
Latin America	5,629	3,704
Total long-lived assets	$9,706	$9,541
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
During the first half of 2022 the Company incurred additional restructuring costs related to additional terminations and consolidation of our marketing department. During the remaining half of 2022 the Company consolidated additional roles throughout various back office functions.
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

	Restructuring Liability
(in thousands USD)	2022	2021
Balance as of January 1	$552	$2,939
Restructuring charges	1,804	911
Payments	(1,741)	(3,298)
Balance as of December 31	$615	$552
Note 15 – Warrants
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's common stock upon exercise of such warrant. The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the

Consolidated Balance Sheets. The fair value of private placement warrants is remeasured quarterly. Refer to Note 4, Fair Value Measurements, for additional information.
As part of LIVK's initial public offering, 8,050,000 public warrants (“Public Warrants”) were sold. The Public Warrants entitle the holder to purchase one share of common stock at a price of $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable when the Company completed an effective registration statement. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
Following the closing of the merger between LIV Capital and AgileThought and the filing of the registration statement, the Company has one single class of voting common stock (Class A shares) and as such the Company would not be precluded from classifying the public warrants as equity as those warrants are indexed to the Company’s own stock and a net cash settlement could only be triggered in circumstances in which the holders of the shares underlying the contract (Class A shares) would also receive cash.
Additionally, LIVK consummated a private placement of 2,811,250 warrants (“Private Placement Warrants”). The Private Placement Warrants entitle the holder to purchase one share of common stock at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants were not be transferable, assignable or salable until 30 days after the completion of a Business Combination. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company will not be obligated to deliver any common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. The Company filed a Form S-1 to register the shares issuable upon exercise of the Public Warrants which was declared effective on September 27, 2021. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
Once the warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder and if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants.
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

As of December 31, 2022, there were 8,049,980 public warrants and 2,811,250 private placement warrants outstanding.

Note 16 – Stockholders’ Equity
As a result of the Business Combination, the Company authorized two classes of common stock: common stock and preferred stock.
Common Stock
As of December 31, 2022, the Company has 210,000,000 shares of common stock authorized, and 48,402,534 shares issued. common stock has par value of $0.0001 per share. Holders of common stock are entitled to one vote per share.
On December 21, 2021, AgileThought, Inc. entered into an underwriting agreement with A.G.P./Alliance Global Partners as representatives of the underwriters (the “Underwriters”), relating to the sale and issuance of 3,560,710 shares of the Company’s common stock. The offering price to the public of the shares is $7.00 per share, and the Underwriters have agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $6.51 per share. The Company’s net proceeds from the offering are approximately $21.8 million.
On December 27, 2021, the Company issued 461,236 shares of common stock (the “Conversion Shares”) to Mr. Senderos and Mr. Johnston upon conversion of their loans under the Second Lien Facility in the amount of $4,500,000 and $200,000, respectively. Mr. Senderos received 441,409 Conversion Shares, and Mr. Johnston received 19,827 Conversion Shares.
On December 28, 2021, the Company issued 4,439,333 shares of common stock to the administrative agent for the First Lien Facility in accordance with the amendment dated November 15, 2021. As these common shares have been issued to and are held by the lender, and are contingently returnable to the Company under certain conditions, such shares are considered as issued and outstanding on the Company’s balance sheet, but are not included in earnings per share calculations for all periods presented. On June 3, 2022, the lenders returned 2,423,204 shares as part of the extinguishment of the First Lien Facility. See Note 9, Long-Term Debt, for further information.
For the twelve months ended December 31, 2022, the Company issued 4,673,681 Restricted Stock Units (“RSU”) to senior employees and directors under the 2021 Equity Incentive Plan, of which 1,597,731 are subject to a service vesting condition and 3,075,950 RSUs are subject to a market vesting requirement. See Note 18, Equity-Based Arrangements, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2022, no preferred stock shares were issued and outstanding.
Prior to the Business Combination, the Company had three classes of equity: Class A ordinary shares, Class B ordinary shares and redeemable convertible preferred stock.
Legacy Class A and Class B Shares
As of December 31, 2020, the capital stock is represented by 431,682 Class A Shares and 37,538 Class B Shares. Holders of Class A Shares were entitled to one vote per share and Holders of Class B Shares are not entitled to vote. The common shares have no preemptive, subscription, redemption or conversion rights. In connection with the Business Combination, the Company converted it's Class A and Class B ordinary shares outstanding into shares of the Company's common stock. As of December 31, 2022, no shares of Class A and Class B ordinary shares were outstanding.
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
In connection with the Business Combination, all redeemable convertible preferred stock was converted into shares of common stock on a one for one basis. As of December 31, 2022, no shares of redeemable convertible preferred stock were outstanding.
Note 17 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands USD, except share and loss per share data)	2022	2021
Net loss attributable to common stockholders - basic and diluted	$(20,180)	$(20,070)

Weighted average number of common stock - basic and diluted	46,127,083	37,331,820

Net loss per common stock - basic and diluted	$(0.44)	$(0.54)
As of December 31, 2022 and December 31, 2021, the Company’s potentially dilutive securities were private and public warrants, and granted but unvested stock awards which have been excluded from diluted loss per share because the conditions for issuance of common shares had not been met at the balance sheet date. The potential shares of common stock that were antidilutive are as follows:

	December 31,
	2022	2021
Public and private warrants	10,861,230	10,861,250
Common stock held by administrative agent with restricted resale rights	2,016,129	4,439,333
Unvested 2021 Plan awards for common stock with a service condition	899,210	—
Unvested 2021 Plan awards for common stock with a market condition	3,001,774	—
Note 18 – Equity-based Arrangements
The Company has granted various equity-based awards to its employees and board members as described below. The Company issues, authorized but unissued shares, for the settlement of equity-based awards.

2021 Equity Incentive Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on August 18, 2021, which became effective immediately upon the Closing. The 2021 Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company initially reserved 5,283,216 shares of common stock for the issuance of awards under the 2021 Equity Plan. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided that the Board may act prior to January 1 of a given year to provide that the increase of such year will be a lesser amount of shares of common stock.

Service Condition Awards

The Company issues awards subject to a service vesting requirement to employees and directors that will vest on a ratable basis over a period of 1-5 years. The fair value of service condition award is determined on the closing stock price of the grant date of the award and is amortized on a straight line basis over the vesting period of the award.

The Company recorded the following compensation costs related to service condition awards for the years ended December 31, 2022 and 2021.

	Year ended December 31,
(in thousands USD)	2022	2021
Service Condition Awards - Expense	$4,081	$—

As of December 31, 2022, there was $2.5 million of total unrecognized compensation cost related to unvested service condition awards that is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes the service condition awards activity for the years 2022, and provides information for service condition awards outstanding at December 31 of each year:

	2022
	Number of Awards	Weighted Average Fair Value
Unvested shares at January 1	—	$—
Granted	1,597,731	$4.45
Vested	(536,310)	$2.74
Forfeited	(162,211)	$4.51
Unvested shares at December 31	899,210	$4.46

The fair value of the grants and vested awards for 2022 was $7.1 million and $2.4 million, respectively.

Market Condition Awards

The Company issues awards subject to a market condition vesting requirement to employees and directors that will vest if the volume-weighted average stock price reaches the specified stock price during the specified period. The awards subject to a market vesting condition will expire after 5-10 years. The fair value of the market condition awards are determined based on the closing stock price as of the grant date and input into a Monte Carlo simulation to project future stock prices. The estimated fair value is amortized on a straight line basis over the derived service period of the award. The derived service period represents the expected time to reach the stock price targets as output by the Monte Carlo Simulation. The market condition awards have a derived service period of 1-7 years.

The Company recorded the following compensation costs related to market condition awards for the years ended December 31, 2022 and 2021.

	Year ended December 31,
(in thousands USD)	2022	2021
Market Condition Awards - Expense	$1,690	$—

As of December 31, 2021, there was $5.5 million of total unrecognized compensation cost related to unvested market condition awards that is expected to be recognized over a weighted-average derived service period of 3.1 years.

The following table summarizes the market condition awards activity for the year 2022, and provides information for market condition awards outstanding at December 31 of each year:

	2022
	Number of Awards	Weighted Average Fair Value
Unvested shares at January 1	—	$—
Granted	3,075,950	$2.50
Vested	—	$—
Forfeited	(74,176)	$2.97
Unvested shares at December 31	3,001,774	$2.49

The fair value of the awards granted for 2022 was $7.4 million. No market condition awards were vested in 2022.

Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of common stock will be 85% of the lesser of the fair market value of common stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the year ended December 31, 2022.

2020 Equity Plan
On May 9, 2021, the Company announced the acceleration of 1,372 performance-based RSUs that the Board previously granted which covered shares of the Company’s common stock pursuant to the Company’s 2020 Equity Plan. The liquidity requirement of the accelerated of RSU's was removed per the Board approval on August 19, 2021. The acceleration of RSUs became effective immediately prior to the Business Combination. During the year ended December 31, 2021, the Company recognized $1.0 million of equity-based compensation expense related to acceleration of RSUs pursuant to the 2020 Equity Plan.
On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 4,921 RSUs. The RSU cancellation agreements were effective immediately prior to the Business Combination. Additionally, the remaining 1,472 RSUs were forfeited.
Additionally, during the year ended December 31, 2021, the Company granted additional fully vested stock awards pursuant to the 2020 Equity Incentive Plan to replace the cancelled 2018 and 2017 awards under the AgileThought Inc.

Management and AN Management Stock Compensation Plan respectively. The compensation expense related to this award recognized during the year ended December 31, 2021 was $5.5 million.
AgileThought, LLC PIP
In connection with the AgileThought, LLC acquisition in July 2019, the Company offered a performance incentive plan (“AT PIP”) to key AgileThought, LLC employees. Pursuant to the AT PIP, participants may receive up to an aggregate of 3,150 Class A shares based on the achievement of certain EBITDA -based performance metrics during each of the fiscal years as follows: up to 1,050 shares for 2020, up to 1,050 shares for 2021, and up to 1,050 shares for 2022. The EBITDA-based performance metrics were not met in 2022, 2021, or 2020.
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
AgileThought Inc. Management Performance Share Plan
In 2018, the Company adopted the Management Performance Share Plan, which provides for the issuance of PSUs. These awards representing an aggregate of 1,232 Class A shares vest upon the occurrence of a liquidity event, attainment of certain performance metrics and service-based vesting criteria. On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 1,232 RSUs pursuant to the 2018 AN Management Compensation Plan. The RSU cancellation agreements were effective immediately prior to the Business Combination and replaced with awards issued under the 2020 Equity Plan.

2017 AN Management Stock Compensation Plan

On May 9, 2021 and August 16, 2021, the Company entered into RSU cancellation agreements with existing shareholders, cancelling a total of 1,880 RSUs pursuant to the 2017 AN Management Compensation Plan. The RSU cancellation agreements were effective immediately prior to the Business Combination and replaced with awards issued under the 2020 Equity Plan.
Note 19 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. As of December 31, 2022 and 2021, the Company had labor lawsuits in process, whose resolution is pending. As of December 31, 2022 and 2021, the Company has recorded liabilities for labor lawsuits and/or litigation of $0.6 million and $1.4 million for 2022 and 2021, respectively.

As part of the amendment entered into on November 15, 2021, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of AgileThought’s common stock for nominal consideration. The warrants will be issued on the date that all amounts under the First Lien Facility have been paid in full.

Note 20 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

	Year ended December 31,
(in thousands USD)	2022	2021
Supplemental disclosure of non-cash investing activities & cash flow information
Assumption of merger warrants liability	$—	$15,123
Right-of-use assets obtained in exchange for operating lease liabilities	3,159	1,573
Forgiveness of loans	7,280	1,306
Cash paid during the year for interest	4,990	7,864
Cash paid during the year for income tax	1,203	2,025
Fees due to creditor	—	6,900
Convertible notes exchanged for common stock	—	4,700

Note 21 – Subsequent Events
Management has evaluated all subsequent events until March 13, 2023, when the consolidated financial statements were issued. Accordingly, where applicable, the notes to these consolidated financial statements have been updated and adjustments to the Company's consolidated financial statements have been reflected.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, management remediated a material weakness in internal control over financial reporting related to the proper accounting for complex financial instruments. Misstatements arose as a result of this deficiency. For the year ended December 31, 2022, management remediated the material weakness by completing training, enhancing accounting personnel’s understanding of complex convertible debt instruments, and adding controls over the review of the accounting assessment for complex financial instruments.

Additionally, during the quarter ended December 31, 2022, management remediated a material weakness in internal control over financial reporting related to proper application of revenue recognition related to our Latin America business. For the year ended December 31, 2022, management remediated the material weakness redesigning the respective control framework, including implementation of enhanced control procedures. Prior to the issuance of this Annual Report on Form 10-K, we successfully completed the testing of these enhanced controls and concluded that the material weaknesses have been remediated as of December 31, 2022. The Company will continue to monitor these new controls and implement additional enhancements in 2023.

Except for the foregoing, there were no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
Amendment with First Lien Lenders

On March 7, 2023, the Company entered into a waiver and amendment to revise significant terms of the financing agreement (the “Blue Torch Credit Facility”) by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors, the financial institutions party thereto as lenders, and Blue Torch Finance LLC, as the administrative agent and collateral agent. The amendment was required as a result of defaults of certain financial and other covenants under the Blue Torch Credit Facility existing as of, and subsequent to, December 31, 2022. Pursuant to the amendment, the Company agreed to repay principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. If the Company fails to repay the respective aggregate principal amounts on or prior to their due dates, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million, respectively, will be paid in kind by adding such fee to the outstanding principal of the term loan. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Credit Facility. If the Company meets these payments timely, no fees will be incurred. Thereafter, the Company will make quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment granted a waiver for prior and existing defaults, reset the liquidity and leverage ratio covenants for future periods and added an EBITDA covenant that will become effective if the Company fails to make the $15 million payment on or prior to April 15, 2023. The amendment also revised the maturity date of from May 27, 2026 to January 1, 2025, revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio and required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance. In connection with the waiver and amendment, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such capitalized amount to the outstanding principal of the term loan.

Amendment with Second Lien Lenders

On March 7, 2023, in connection with the waiver and amendment to the Blue Torch Credit Facility, the Company entered into a waiver and amendment to revise significant terms of the credit agreement (the “Second Lien Facility”), by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, financial institutions affiliated with Credit Suisse and Nexxus Capital, Manuel Senderos and Kevin Johnston, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent. The amendment revised the maturity date of the Credit Suisse loans from September 15, 2026 to July 1, 2025 and also provided for the covenants and certain other provisions of the Second Lien Facility to be consistent with those in the Blue Torch Credit Facility, as amended.

Refer to Management's Discussion and Analysis - Liquidity and Capital Resources for further information.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement related to its 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2022 (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from the Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans[2]
Equity compensation plans approved by security holders[1]	—	—	9,364,024

1 - Consists of the 2021 Equity Incentive Plan and and the 2021 Employee Stock Purchase Plan (“ESPP”).

2 - The number of shares authorized under our 2021 Equity Incentive Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount in an amount equal to five percent (5%) of the total number of shares of the Company’s Capital Stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, in an amount equal to the lesser of (x) one percent (1%) of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year, and (y) 2,113,286 shares of Common Stock (equal to two hundred percent (200%) of the Initial Share Reserve). Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.
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

4.4	Form of First Lien Warrants
4.5*	Description of Securities
4.6
Equity Issuance Agreement, dated December 28, 2021, between the Company and Monroe Capital Management Advisors, LLC, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

4.7
Amendment to Equity Issuance Agreement, dated May 27, 2022, between the Company and Monroe Capital Management Advisors, LLC, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2022).

4.8*	Equity Issuance Agreement, dated February 9, 2023, between Exitus Capital S.A.P.I. de C.V., SOFOM E.N.R. and AgileThought, Inc.
4.9*	Equity Issuance Agreement, dated February 9, 2023, between AGS Group LLC and AgileThought Inc.
4.10*	AN Extend Debt Recognition and Reconversion Agreement, dated November 15, 2022, between EXTEND SOLUTIONS, S.A. DE C.V. and AN EXTEND, S.A. DE C.V.
4.11*	AN Extend Debt Recognition and Reconversion Agreement, dated November 15, 2022, between the individual creditors named therein and the Company.
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

10.4	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 26, 2021).
10.5#	AgileThought, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 26, 2021).
10.6#	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.13(a) to the Current Report on Form 8-K filed on August 26, 2021).

10.7#	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 10.13(b) to the Current Report on Form 8-K filed on August 26, 2021).
10.8#	AgileThought, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 26, 2021).
10.9#
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

10.10.1*	Amendment to Simple Loan Facility, effective January 26, 2023, by and among Exitus Capital S.A.P.I. de C.V., SOFOM E.N.R., AgileThought Digital Solutions S.A.P.I. de C.V. and Diego Zavala
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

10.17.12+
Twelfth Amendment to Amended and Restated Credit Agreement, dated March 30, 2022, by and among IT Global Holding LLC, 4th Source LLC, AgileThought, LLC, AN Extend, S.A. de C.V., AN Evolution S. de R.L. de C.V., AN Global LLC, AT, the financial institutions party thereto as lenders, and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.40 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.18+
First Amended and Restated Credit Agreement, dated January 30, 2020, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.18.1+
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

10.18.2+
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

10.18.3+
Third Amendment to First Amended and Restated Credit Agreement, dated April 30, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.3 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.18.4+
Fourth Amendment to First Amended and Restated Credit Agreement, dated June 24, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.9.4 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.18.5
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

10.20+
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

10.21
Professional Services Agreement between North American Software S.A.P.I. de C.V. and Telte Holdings, S.A. de C.V., dated January 5, 2018 (incorporated by reference to Exhibit 10.12 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.22#
Consulting Agreement, dated October 1, 2020, by and between AgileThought, Inc. and Invertis LLC (incorporated by reference to Exhibit 10.16 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.23#
Amended and Restated Employment Agreement, dated August 4, 2020, by and between Manuel Senderos Fernández and AgileThought, LLC (incorporated by reference to Exhibit 10.17 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.24#
Second Amended and Restated Employment Agreement, dated July 13, 2021, by and between Manuel Senderos Fernández and AgileThought, LLC (incorporated by reference to Exhibit 10.18 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.25#
Employment Agreement, dated March 2, 2020, by and between Kevin Johnston and AgileThought, LLC (incorporated by reference to Exhibit 10.20 of LIVK’s Form S-4/A (File No. 333-256143) filed with the SEC on July 30, 2021).

10.26
Amendment to Voting and Support Agreement, effective as of November 15, 2021, among AgileThought, Inc., Invertis LLC and Mauricio Garduño González Elizondo (incorporated by reference to Exhibit 10.23 of the registrant’s Form S-1/A (File No. 333-261425) filed with the SEC on December 9, 2021).

10.27
Amendment to Voting and Support Agreement, effective as of November 15, 2021, between AgileThought, Inc. and Mauricio Garduño González Elizondo (incorporated by reference to Exhibit 10.24 of the registrant’s Form S-1/A (File No. 333-261425) filed with the SEC on December 9, 2021).

10.28+
Credit Agreement, dated November 22, 2021, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2021).

10.28.1+
Second Amendment to the Credit Agreement, dated March 30, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.40 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.28.2+
Third Amendment to the Credit Agreement, dated May 27, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.28.3+
Fourth Amendment to the Credit Agreement, dated August 10, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q field with the SEC on August 12, 2022).

10.28.4
Fifth Amendment to the Credit Agreement, dated November 1, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.28.5
Letter Agreement, dated November 18, 2022, between the Company and Banco Nacional de Mexico, S.A., Integrante del Grupo Financiero Banamex, Division Fiduciaria, Como Fiduciario del Fideicomiso Irrevocable F/17937-8, a trust organized under the laws of Mexico and Banco Nacional de Mexico, S.A., Member of Grupo Financiero Banamex, Division Fiduciaria, in its capacity as trustee of the Trust No. F/17938-6, a trust organized under the laws of Mexico (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2022).

10.28.6+*
Sixth Amendment to the Credit Agreement, dated November 1, 2022, by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC.

10.29
Subordination and Intercreditor Agreement, dated November 22, 2021, by and between Monroe Capital Management Advisors, LLC, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2021).

10.30
Registration Rights Agreement, dated December 28, 2021, between the Company and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.31
Registration Rights Agreement, dated December 30, 2021, between the Company and the Second Lien Lenders (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.32+
Blue Torch Financing Agreement, dated May 27, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.32.1+
First Amendment to the Blue Torch Financing Agreement, dated August 10, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q field with the SEC on August 12, 2022).

10.32.2+
Second Amendment to the Blue Torch Financing Agreement, dated November 1, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.32.3+*
Waiver and Third Amendment to the Blue Torch Financing Agreement, dated December 19, 2022, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent.

10.32.4+*
Fourth Amendment to the Blue Torch Financing Agreement, dated March 7, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent.

10.32.5+*
Supplemental Agreement, dated March 9, 2023, to Fourth Amendment to the Blue Torch Financing Agreement, dated March 7, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent.

10.33
Subordination and Intercreditor Agreement, dated May 27, 2022, by and between Blue Torch Finance LLC, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.34+#
Employment Agreement, dated May 2, 2022, by and between Amit Singh and AgileThought, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022).

10.35*	Registration Rights Agreement, dated February 9, 2023, by and between Exitus Capital S.A.P.I. de C.V., SOFOM E.N.R., AGS Group LLC and AgileThought, Inc.
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed Herewith
**	Furnished Herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2023	AGILETHOUGHT, INC.

	By:	/s/ Amit Singh
Amit Singh
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Senderos Fernández	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2023
Manuel Senderos Fernández

/s/ Amit Singh	Chief Financial Officer (Principal Financial Officer)	March 13, 2023
Amit Singh

/s/ David Molero Santos	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2023
David Molero Santos

/s/ Mauricio Garduño González Elizondo	Director	March 13, 2023
Mauricio Garduño González Elizondo

/s/ Diego Zavala	Director	March 13, 2023
Diego Zavala

/s/ Alexander R. Rossi	Director	March 13, 2023
Alexander R. Rossi

/s/ Alejandro Rojas Domene	Director	March 13, 2023
Alejandro Rojas Domene

/s/ Mauricio Jorge Rioseco Orihuela	Director	March 13, 2023
Mauricio Jorge Rioseco Orihuela

/s/ Arturo José Saval Pérez	Director	March 13, 2023
Arturo José Saval Pérez

/s/ Roberto Langenauer Neuman	Director	March 13, 2023
Roberto Langenauer Neuman

/s/ Andrés Borrego y Marrón	Director	March 13, 2023
Andrés Borrego y Marrón

/s/ Gerardo Benítez Peláez	Director	March 13, 2023
Gerardo Benítez Peláez

/s/ Marina Diaz Ibarra	Director	March 13, 2023
Marina Diaz Ibarra