Form 10-Q
period 2023-03-31
AgileThought, Inc.
filed 2023-05-15
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 50,041,843 shares of common stock outstanding as of May 10, 2023.

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
•our payment and/or covenant compliance defaults and cross-defaults under our principal financing agreements;
•our conclusion that there is substantial doubt about the ability of the Company to continue as a going concern;
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
2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AgileThought, Inc. Unaudited Condensed Consolidated Balance Sheets

(in thousands USD, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$3,174	$8,691
Accounts receivable, net	29,968	29,061
Prepaid expenses and other current assets	10,082	9,860
Embedded derivative asset	1,372	—
Current VAT receivables	8,744	8,228
Total current assets	53,340	55,840
Property and equipment, net	3,257	3,244
Goodwill and indefinite-lived intangible assets	69,740	87,661
Finite-lived intangible assets, net	61,076	61,355
Operating lease right of use assets, net	6,009	6,462
Other noncurrent assets	591	677
Total noncurrent assets	140,673	159,399
Total assets	$194,013	$215,239

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,005	$11,427
Accrued liabilities	14,171	9,114
Income taxes payable	125	226
Other taxes payable	8,485	10,665
Current portion of operating lease liabilities	2,054	2,092
Deferred revenue	3,452	2,151
Purchase price obligation note payable	10,488	10,243
Current portion of long-term debt and financing obligations	84,594	37,194
Embedded derivative liabilities	—	7
Other current liabilities	3,452	3,452
Total current liabilities	141,826	86,571
Long-term debt and financing obligations, net of current portion	348	39,395
Deferred tax liabilities, net	3,323	3,627
Operating lease liabilities, net of current portion	3,044	3,470
Warrant liability	1,491	2,306
Other noncurrent liabilities	7	—
Total liabilities	150,039	135,369
Commitments and contingencies (Note 17)

Stockholders' Equity
Class A common stock $0.0001 par value, 210,000,000 shares authorized, 50,032,843 and 48,402,534 shares issued as of March 31, 2023 and December 31, 2022, respectively	5	5
Treasury stock, 2,423,204 shares at cost as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	205,673	204,126
Accumulated deficit	(144,490)	(106,431)
Accumulated other comprehensive loss	(17,145)	(17,776)
Total stockholders' equity attributable to the Company	44,043	79,924
Noncontrolling interests	(69)	(54)
Total stockholders' equity	43,974	79,870
Total liabilities and stockholders' equity	$194,013	$215,239
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands USD, except share data)	2023	2022
Net revenues	$41,844	$44,224
Cost of revenue	27,543	30,400
Gross profit	14,301	13,824

Operating expenses:
Selling, general and administrative expenses	15,417	12,619
Depreciation and amortization	1,863	1,754
Change in fair value of embedded derivative	(1,379)	—
Change in fair value of warrant liability	(815)	478
Loss on debt extinguishment	10,162	7,136
Equity-based compensation expense	1,547	518
Impairment charges	19,070	—
Restructuring expense	2,517	753
Other operating expenses, net	1,472	621
Total operating expenses	49,854	23,879
Loss from operations	(35,553)	(10,055)

Interest expense, net	(4,217)	(3,313)
Other income, net	1,718	7,321
Loss before income taxes	(38,052)	(6,047)

Income tax expense	19	251
Net loss	(38,071)	(6,298)

Net (loss) income attributable to noncontrolling interests	(12)	49
Net loss attributable to the Company	$(38,059)	$(6,347)

Loss earning per share (Note 15):
Basic and Diluted Class A common stock	$(0.80)	$(0.14)

Weighted average number of shares:
Basic and Diluted Class A common stock	47,331,289	46,022,767
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Net loss	$(38,071)	$(6,298)
Actuarial loss	95	4
Foreign currency translation adjustments	533	341
Comprehensive loss	(37,443)	(5,953)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(15)	46
Comprehensive loss attributable to the Company	$(37,428)	$(5,999)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2022	48,402,534	$5	2,423,204	$—	$204,126	$(106,431)	$(17,776)	$(54)	$79,870
Net loss	—	—	—	—	—	(38,059)	—	(12)	(38,071)
Equity-based compensation	8,230	—	—	—	1,547	—	—	—	1,547
Collateral shares issued to subordinated creditors	1,622,079	—	—	—	—	—	—	—	—
Other comprehensive expense (income)	—	—	—	—	—	—	96	(1)	95
Foreign currency translation adjustments	—	—	—	—	—	—	535	(2)	533
March 31, 2023	50,032,843	$5	2,423,204	$—	$205,673	$(144,490)	$(17,145)	$(69)	$43,974

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2021	50,402,763	$5	181,381	$(294)	$198,649	$(86,251)	$(17,362)	$(99)	$94,648
Net (loss) income	—	—	—	—	—	(6,347)	—	49	(6,298)
Equity-based compensation	87,999	—	—	—	518	—	—	—	518
Employee withholding taxes paid related to net share settlements	(17,359)	—	17,359	(97)	97	—	—	—	—
Redemption of public warrants	20	—	—	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	—	344	(3)	341
March 31, 2022	50,473,423	$5	198,740	$(391)	$199,264	$(92,598)	$(17,014)	$(53)	$89,213
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Operating activities
Net loss	$(38,071)	$(6,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest from convertible notes	756	—
Gain on forgiveness of debt	—	(7,280)
Loss on debt extinguishment	10,162	7,136
Provision for bad debt expense	165	3
Impairment of goodwill	19,070	—
Equity-based compensation	1,547	518
Right of use asset amortization	606	860
Foreign currency remeasurement	(1,729)	(252)
Deferred income tax (benefit)	(482)	(63)
Obligations for purchase price	245	235
Embedded derivative	(1,379)	—
Warrant liability	(815)	478
Amortization of debt issuance costs	504	421
Depreciation and amortization	1,863	1,754
Changes in assets and liabilities:
Accounts receivable	(35)	(6,377)
Prepaid expenses and other current assets	(70)	(725)
Accounts payable	3,590	2,231
Accrued liabilities	4,827	2,187
Deferred revenue	1,215	876
Current VAT receivables and other taxes payable	(2,539)	129
Income taxes payable	(109)	(81)
Operating lease liabilities	(550)	(863)
Net cash used in operating activities	(1,229)	(5,111)
Investing activities
Purchase of property and equipment	(411)	(83)
Net cash used in investing activities	(411)	(83)
Financing activities
Repayments of borrowings	(2,143)	(669)
Payment of debt issuance costs	(1,506)	—
Cash paid for shares withheld from a grantee to satisfy tax withholding	(18)	—
Payments for finance leases	(68)	—
Net cash used in financing activities	(3,735)	(669)
Effect of exchange rates on cash	(142)	(64)
Net decrease in cash and cash equivalents	(5,517)	(5,927)
Cash, cash equivalents and restricted cash at beginning of the period	8,691	8,640
Cash, cash equivalents and restricted cash at end of the period	$3,174	$2,713
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
In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of normal and recurring nature, have been made for the interim periods reported. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2022 that are included in our annual report on Form 10-K filed with the SEC on March 13, 2023 (“Annual Report”). All intercompany transactions and balances have been eliminated in consolidation. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest.
The Company evaluated subsequent events, if any, that would require an adjustment to the Company's Unaudited Condensed Consolidated Financial Statements or require disclosure in the notes to the Unaudited Condensed Consolidated Financial Statements through the date of issuance of the Unaudited Condensed Consolidated Financial Statements. Where applicable, the notes to these Unaudited Condensed Consolidated Financial Statements have been updated to discuss all significant subsequent events which have occurred.
Liquidity and Going Concern
These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
As discussed in Note 7, Long-term Debt, the Company is currently in default with its Blue Torch Credit Facility. This default triggered cross-defaults under our Second Lien Facility, requiring a reclassification to our total current portion of long-term debt from $37.2 million as of December 31, 2022 to $84.6 million on March 31, 2023. The Company's current liabilities have been adversely impacted and resulted in a negative working capital of $88.5 million. The Blue Torch Credit Facility lenders have granted a forbearance limiting the immediate acceleration of the debt until May 19, 2023. As of April 30, 2023, the Company had available cash of $1.5 million and will require additional liquidity to satisfy its current debt obligations and to continue its operations over the next 12 months.
In an effort to alleviate these conditions, the Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, seeking private equity financing, restructuring our debt, seeking for strategic merger and acquisition alternatives, and restructuring operations to increase revenues and decrease expenses. However, given the Company's performance in addition to the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives. The Unaudited Condensed Consolidated

Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies
Refer to Note 2, Summary of Significant Accounting Policies, within our annual Consolidated Financial Statements included in our 2022 Annual Report for the full listing of significant accounting policies.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements. We make significant estimates with respect to intangible assets, goodwill, depreciation, amortization, income taxes, equity-based compensation, contingencies, fair value of assets and liabilities acquired, purchase price obligations in connection with business combinations, fair value of embedded derivatives, and fair value of warrant liability. To the extent the actual results differ materially from these estimates and assumptions, the Company’s future financial statements could be materially affected.
Accounting Pronouncements
The authoritative bodies release standards and guidance, which are assessed by management for impact on the Company’s Unaudited Condensed Consolidated Financial Statements. The Company did not adopt or identify any Accounting Standards Updates (“ASUs”) that have yet to be adopted for the three months ended March 31, 2023 in the Company’s Unaudited Condensed Consolidated Financial Statements.
Note 3 – Fair Value Measurements
The carrying amount of assets and liabilities including cash, cash equivalents, and restricted cash, accounts receivable and accounts payable approximated their fair value as of March 31, 2023 and December 31, 2022, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. As such, these estimates are classified as Level 3 in the fair value hierarchy.
The following table summarizes our instruments where fair value differs from carrying value:

	Fair Value Hierarchy Level	March 31, 2023		December 31, 2022
(in thousands USD)		Carry Amount	Fair Value	Carry Amount	Fair Value
Second Lien Facility	Level 3	$21,038	$12,934	$19,409	$17,990
Blue Torch Credit Facility	Level 3	61,000	54,355	55,000	52,888
Purchase Price Obligation Note Payable	Level 3	10,488	9,074	10,243	8,837
The above table excludes our revolving credit facility, subordinated promissory note payable, and subordinated zero-coupon loan as these balances approximate fair value due to the short-term nature of our borrowings. The above table also excludes our Paycheck Protection Program loans (“PPP loans”) as the carrying value of the Company’s PPP loans approximates fair value based on the current yield for debt instruments with similar terms. Refer to Note 7, Long-term Debt, for additional information.

Warrant Liability
As of March 31, 2023, the Company has private placement warrants, which are liability classified, as discussed in Note 13, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which require a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of the private warrant liability at March 31, 2023:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1, 2023	$2,306
Change in valuation inputs and other assumptions	(815)
Ending balance, March 31, 2023	$1,491

Embedded Derivative Asset (Liability)
In connection with the amendment to the Second Lien Facility on August 10, 2022, the Company bifurcated embedded derivatives associated with conversion features for Mexican peso-denominated tranches. Embedded derivative assets (liabilities) are carried at fair value and classified as Level 3 in the fair value hierarchy. The Company determined the fair values of the bifurcated embedded derivatives by using a scenario-based analysis that estimated the fair value of each embedded derivative based on a probability-weighted present value of all possible outcomes related to the features.

The significant unobservable inputs used in the fair value of the Company’s embedded derivative include the implied volatility, the period in which the outcomes are expected to be achieved and the discount rate.
The following table presents the changes in the fair value of the embedded derivative assets (liabilities) at March 31, 2023:

(in thousands USD)	Embedded Derivative Asset (Liability)
Beginning balance, January 1, 2023	$(7)
Change in valuation inputs and other assumptions	1,379
Ending balance, March 31, 2023	$1,372
Less: Current Portion	1,372
Embedded derivative asset, net of current portion	$—

Note 4 – Balance Sheet Details
The following table provides detail of select balance sheet items:

(in thousands USD)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,949	$8,478
Restricted cash	225	213
Total cash, cash equivalents and restricted cash	$3,174	$8,691

(in thousands USD)	March 31, 2023	December 31, 2022
Accounts receivables	$14,483	$15,839
Unbilled accounts receivables	15,050	12,945
Other receivables	766	435
Allowance for doubtful accounts	(331)	(158)
Total accounts receivable, net	$29,968	$29,061

(in thousands USD)	March 31, 2023	December 31, 2022
Employee retention credit	$4,775	$4,775
Income tax receivables	3,006	3,077
Prepaid expenses and other current assets	2,301	2,008
Total prepaid expenses and other current assets	$10,082	$9,860

(in thousands USD)	March 31, 2023	December 31, 2022
Accrued wages, vacation & other employee related items	$6,233	$3,362
Accrued interest	1,299	978
Accrued incentive compensation	1,282	712
Accrued services	4,678	3,426
Other accrued liabilities	679	636
Total accrued liabilities	$14,171	$9,114
The following table is a rollforward of the allowance for doubtful accounts:

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Beginning balance, January 1	$158	$188
Charges to expense	165	3
Foreign currency translation	8	2
Ending balance	$331	$193

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

The following table provides a roll-forward of the obligation related to the 2019 acquisition due to the seller:

(in thousands USD)	Purchase Price Obligation Note Payable
Opening balance, January 1, 2023	$10,243
Accrued interest on the contingent consideration	245
Ending balance, March 31, 2023	10,488
Less: Current portion	10,488
Purchase price obligation note payable, net of current portion	$—
Note 5 – Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands USD)	March 31, 2023	December 31, 2022
Computer equipment	$4,299	$4,366
Leasehold improvements	1,450	1,352
Furniture and equipment	1,146	1,328
Computer software	3,742	3,264
Transportation equipment	25	24
Finance lease right-of-use assets	402	643
	11,064	10,977
Less: accumulated depreciation	(7,807)	(7,733)
Property and equipment, net	$3,257	$3,244
Depreciation expense was $0.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company did not recognize any impairment expense related to property and equipment during the three months ended March 31, 2023 or 2022.
Note 6 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill for impairment, or more frequently in certain circumstances where impairment indicators arise. In the first quarter of 2023, the Company determined a triggering event had occurred requiring an interim impairment assessment resulting from the decline in our revenue forecast, existing debt defaults, limited liquidity and deteriorating market conditions. As a result, the Company recognized a $19.1 million non-cash impairment charge related to goodwill allocated within our Latin America ("LATAM") reporting unit which is included within Impairment charges in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.
The following table presents changes in the goodwill balances as of March 31, 2023:

(in thousands USD)	LATAM	USA	Total
December 31, 2022	$40,490	$30,694	$71,184
Impairments charges	(19,070)	—	(19,070)
Foreign currency translation	989	—	989
March 31, 2023	$22,409	$30,694	$53,103
Summary of our finite-lived intangible assets is as follows:

	As of March 31, 2023
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$1,096	$(30,682)	60,329	10.6
Tradename	1,234	67	(554)	747	2.7
Total	$91,149	$1,163	$(31,236)	$61,076	10.5

	As of December 31, 2022
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(72)	(29,250)	$60,593	10.8
Tradename	1,234	16	(488)	762	2.9
Total	$91,149	$(56)	$(29,738)	$61,355	10.7
In 2021, the Company changed the estimated life of a certain tradename from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years. No impairment charges were recognized related to finite-lived intangible assets during the three months ended March 31, 2023 and 2022.
The Company’s indefinite-lived intangible assets relate to tradenames acquired in connection with business combinations. The tradenames balance was $16.6 million and $16.5 million as of March 31, 2023 and December 31, 2022, respectively. No impairment charges were recognized related to infinite-lived intangible assets during the three months ended March 31, 2023 and 2022.

Note 7 – Long-term Debt
Long-term debt as of March 31, 2023 and December 31, 2022 consists of the following:

(in thousands USD)	March 31, 2023	December 31, 2022
Borrowings under revolving credit agreement, principal due January 1, 2025	$3,000	$3,000
Borrowings under term loan, principal due January 1, 2025	61,000	55,000
Unamortized debt issuance costs and debt discount(a)	(1,748)	(4,817)
Blue Torch Credit Facility, net of unamortized debt issuance costs and debt discount	62,252	53,183

Paycheck Protection Program loans, 1% interest, due May 2, 2025	211	234

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due March 31, 2023	776	673

Subordinated debt, guaranteed by a related party, principal due July 27, 2023	1,580	3,700
Unamortized debt issuance costs(a)	(218)	(70)
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	1,362	3,630

Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due September 15, 2026	45	44
Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due July 1, 2025	3,458	3,365
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due July 1, 2025	8,290	7,423
Borrowings under convertible note payable with a related party, 11% interest capitalized every three months, principal due June 15, 2023	3,826	3,724
Borrowings under convertible note payable with a related party, 17.41% interest capitalized every three months, principal due June 15, 2023	5,419	4,853
Unamortized debt premium and debt discount(a)	(1,116)	(1,073)
Second Lien Facility, net of unamortized debt premium and debt discount	19,922	18,336

Total debt, net of unamortized debt issuance costs, debt premium, and debt discount	84,523	76,056
Total financing obligations	419	533
Less: current portion of debt and financing obligations	(84,594)	(37,194)
Long-term debt and financing obligations, net of unamortized debt issuance costs, debt premium and debt discount, and current portion	$348	$39,395
_________________
(a)Debt issuance costs, premium, and discount are presented as a reduction, addition, and reduction to the Company’s debt, respectively in the Unaudited Condensed Consolidated Balance Sheets. $0.5 million and $0.4 million of debt issuance cost and discount/premium amortization was charged to interest expense for the three months ended March 31, 2023 and 2022.

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
As of December 31, 2022, the Company was in default under the permitted factoring disposition and leverage ratio covenants. Subsequent to December 31, 2022, the Company was also in default under the leverage ratio, liquidity, aged accounts payables, permitted payments and other covenants under the Blue Torch Credit Facility. As a result of such defaults, the Company entered into a waiver and amendment on March 7, 2023 (“Amendment No. 4”) to revise significant terms of the Blue Torch Credit Facility as set forth below.
Pursuant to Amendment No. 4, the Company agreed to pay approximately $34.0 million of the Company’s total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Thereafter, the Company covenanted to quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment also revised the maturity date of the Blue Torch Credit Facility from May 27, 2026 to January 1, 2025 and revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio. Interest is paid monthly for both loans and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 9.0% annually. Under default, the Company is required to pay interest monthly at a Reference Rate (as defined in the first lien agreement) plus a margin of 8% plus a 2% penalty fee. Interest on each loan is payable on the last day of the then effective interest period applicable to such loan and at maturity. The revolving credit facility will bear a 2.0% annual usage fee on any undrawn portion of the facility. In connection with Amendment No. 4, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such capitalized amount to the outstanding principal of the term loan. In addition, if the Company fails to repay the respective aggregate principal amounts on or prior to April 15, 2023, June 15, 2023 and September 15, 2023, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million, respectively, would be paid in kind by adding such fee to the outstanding principal of the term loan. If we meet these payments when due. which have not been met for April 15, 2023 as noted below, then no fee would be added to the outstanding principal. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Facility. Amendment No. 4 also required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance, in both cases on terms reasonable acceptable to Blue Torch. Lastly, the amendment granted a waiver for certain financial covenants as of December 31, 2022 and reset the covenant requirements for future periods. This amendment was determined to substantially alter the Blue Torch Credit Facility such that extinguishment accounting was applied. The Company recognized a $0.7 million debt discount and a loss on debt extinguishment of $10.2 million for the three months ended March 31, 2023. The Company recognized $1.1 million in debt issuance costs with the amendment.
The Company defaulted in making the March 31, 2023 interest payment and was not in compliance with our Liquidity and our Accounts Payable aging covenants, which constituted an event of default under the Blue Torch Credit Facility. On April 15, 2023, the Company did not pay the $15.0 million principal payment due by April 15, 2023 and thus $4.0 million in fees was added to the outstanding principal balance. On April 18, 2023, the Company entered into a forbearance agreement regarding the Blue Torch Credit Facility and Second Lien Facility. Pursuant to the forbearance terms, the lenders have agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies (other than certain limited remedies, such as continuing to accrue applicable default interest) under the loans until May 10, 2023 (which was subsequently extended to May 19, 2023), or earlier in the event of non-compliance with certain representations, covenants and other requirements, all subject to the terms and conditions thereof.

Furthermore, as contemplated in the forbearance agreements, on April 20, 2023, the Company entered into an amendment to the Blue Torch Credit Facility that increased the revolver capacity thereunder by $3.0 million. The Company also incurred an additional $1.5 million in lenders fees associated with the forbearance and revolver amendments, of which $1.0 million is refundable if the revolver is paid in full by an agreed upon future date. In addition, the Company capitalized $0.9 million of interest payments not paid by March 31, 2023.
Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, former Chief Operating Officer. The Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum from 11.00% for the US denominated loan and

17.41% for the Mexican Peso denominated Loan. The Second Lien Facility had an original maturity date of March 15, 2023. The Company recognized $0.9 million in debt issuance costs with the issuance.
On August 10, 2022, the Company entered into an amendment to the Second Lien Facility to extend the maturity date of the Tranche A (Credit Suisse), Tranche C (Senderos), and Tranche E (Johnston) loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extended the maturity date of the Tranche B (Nexxus Capital) loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans at a conversion price equal to $4.64 per share, subject to regulatory approval. The amendment also provided for the covenants and certain other provisions of the Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the debt agreement such that extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the debt instrument, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 3, Fair Value Measurements, for additional information.
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
Each Second Lien Lender has the option to convert all or any portion of its outstanding loans, interest and fees into common stock of the Company at any time at the respective conversion prices. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively, at the original conversion price of $10.19 per share. As noted above, on June 15, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans will convert into common stock of the Company at the conversion price of $4.64 per share. As of March 31, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans was $9.3 million.
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
The Company defaulted in making the March 31, 2023 interest payment and was not in compliance with our Liquidity and our Accounts Payable aging covenants, which constituted an event of default under the Blue Torch Credit Facility and triggered a cross-default on the Second Lien Facility. On April 18, 2023, the Company entered into a forbearance agreement regarding the Second Lien Facility. Pursuant to the forbearance terms, the lenders under the Second Lien Facility have agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies under their loans until May 10, 2023 (and are otherwise not permitted to accelerate the debt until the Blue Torch Credit Facility is paid in full).
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
On January 31, 2023, the AGS Subordinated Promissory Note was cancelled in full and restated for a principal amount of $0.8 million with accrued interest of $0.1 million. The outstanding principal and interest matured on March 31, 2023. In addition, the Company also agreed to the issuance of common stock with a value of approximately $1.8 million, equal to approximately two times the current outstanding principal and interest. On February 10, 2023, the Company issued 414,367 shares to serve as collateral. Upon the earlier of the Extended Maturity Date or an event of default, AGS Group may sell those shares and apply 100% of the net proceeds therefrom to repay the AGS Subordinated Promissory Note. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, AGS Group shall remit such excess cash proceeds to the Company. Upon payment in full of the AGS Subordinated Promissory Note in cash by us or through sales of the shares by AGS Group, AGS Group shall return any of the unsold shares to the Company.
Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, the Company may only repay the AGS Subordinated Promissory Note with the proceeds of an equity issuance, and then only if the total leverage ratio is 2.50 to 1.00 or less and the Company is in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. The Company has entered into a letter agreement with AGS Group to provide that a failure to pay such indebtedness will not be deemed an event of default. As of March 31, 2023, the Company has not yet paid the AGS Promissory Note due to conditions of the Blue Torch Credit Facility.
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
On January 26, 2023, the Company entered into an amendment to extend the maturity date of the Exitus Capital Subordinated Debt from January 26, 2023 to July 27, 2023. In addition, the Company paid approximately $1.1 million of the principal amount of the loan on January 27, 2023, plus a fee of approximately $0.4 million. On February 27, 2023 the Company paid an additional $1 million of the principal. The remaining principal of approximately $1.6 million will be due and payable on the new maturity date of July 27, 2023. In addition, on January 31, 2023, the Company agreed to the issuance of common stock with a value of approximately $5.2 million, equal to approximately two times the current outstanding principal and interest. On February 10, 2023, the Company issued 1,207,712 shares to serve as collateral. The Company is obligated to issue additional shares to Exitus Capital from time to time if the value of the shares held by them is less than two times the outstanding principal amount of the loan. Upon the earlier of July 27, 2023 or an event of default, Exitus Capital may sell those shares and apply 100% of the net proceeds therefrom to repay the Exitus Capital Subordinated Debt. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, Exitus Capital shall remit such excess cash proceeds to the Company. Upon payment in full of the Exitus Capital Subordinated Debt in cash or through sales of the shares by Exitus Capital, Exitus Capital shall return any of the unsold shares to the Company.
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
Due to the Company's default status on the Blue Torch Credit Facility, it also triggered a cross-default on the Exitus Capital Subordinated Debt.
Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received PPP loans through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. The monthly repayment terms were established in the notification letters with the amount of loan forgiveness. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments will be made quarterly until May 2, 2025. All loan forgiveness was recognized in Other income, net of the Unaudited Condensed Consolidated Statements of Operations.
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
On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments on the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Since August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining fees. As of March 31, 2023, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022.
Financial Covenants
The Blue Torch Credit Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each computation period as described below.

Computation Period Ending	Revenue
March 31, 2023 and each fiscal month ending thereafter	$150,000,000

Liquidity. As a result of Amendment No. 4, the Company is required to maintain liquidity above $1.0 million through March 24, 2023, above $2.0 million through April 15, 2023, and above $7.0 million at any time thereafter. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
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
EBITDA. The Company is subjected to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023, which is a covenant to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company will be required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
March 31, 2023	$9,953,000
April 30, 2023	9,627,000
May 31, 2023	10,238,000
June 30, 2023	10,607,000
July 31, 2023	12,023,000
August 31, 2023	14,055,000
September 30, 2023	15,415,000
October 31, 2023	18,117,000
November 30, 2023	20,224,000
December 31, 2023 and each fiscal month end thereafter	13,707,000

The Second Lien Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed as of the end of each computation period as described below.

Computation Period Ending	Revenue
March 31, 2023 and each fiscal month ending thereafter	$120,000,000
Liquidity. Requires the Company's liquidity to be (i) above $0.8 million at any time on or prior to March 24, 2023, (ii) above $1.6 million at any time from March 24, 2023 to April 15, 2023, and (iii) above $5.6 million at any time after April 15, 2023. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
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
EBITDA. The Company is subjected to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023, which is a covenant to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company will be required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
March 31, 2023	$7,962,400
April 30, 2023	7,701,600
May 31, 2023	8,190,400
June 30, 2023	8,485,600
July 31, 2023	9,618,400
August 31, 2023	11,244,000
September 30, 2023	12,332,000
October 31, 2023	14,493,600
November 30, 2023	16,179,200
December 31, 2023 and each fiscal month end thereafter	10,965,600
The Company was not compliant with all debt covenants as of March 31, 2023.

Note 8 – Other Income, net
Items included in other income, net in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Foreign exchange gain	$1,729	$252
Forgiveness of PPP loans	—	7,280
Other interest expense	—	(5)
Other non-operating expense	(11)	(206)
Total other income, net	$1,718	$7,321
Note 9 – Income Taxes
Income tax expense and effective income tax rate were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Income tax expense	$19	$251
Effective tax rates	—%	(4.2%)
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended March 31, 2023, the Company reported a nominal tax expense on a pretax loss of $38.1 million. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to losses incurred in jurisdictions for which no tax benefit is recognized.
For the three months ended March 31, 2022, the Company reported a tax expense of less than $0.3 million on a pretax loss of $6.0 million, which resulted in a negative effective tax rate of 4.2%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
Note 10 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

(in thousands USD)	Timing of Revenue Recognition	Three Months Ended March 31,
Revenues by Contract Type		2023	2022
Time and materials	over time	$28,117	$33,251
Fixed price	over time	13,727	10,973
Total		$41,844	$44,224
Liabilities by contract related to contracts with customers
As of March 31, 2023 and December 31, 2022, deferred revenues were $3.5 million and $2.2 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $1.1 million and $1.4 million, respectively, that was deferred in the previous period.
Major Customers
The Company derived 20% and 13% of its revenues from one significant customer for the three months ended March 31, 2023 and 2022, respectively.

Note 11 – Segment Reporting and Geographic Information
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
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Three Months Ended March 31,
(in thousands USD)	2023	2022
United States	$26,113	$28,998
Latin America	15,731	15,226
Total	$41,844	$44,224
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and operating lease right of use assets, net:

(in thousands USD)	March 31, 2023	December 31, 2022
United States	$3,759	$4,077
Latin America	5,507	5,629
Total long-lived assets	$9,266	$9,706
Note 12 – Restructuring
Restructuring expenses consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. During 2022, the Company incurred restructuring cost related to terminations and consolidations within our marketing department and various backoffice functions.
In March 2023, the Company initiated a plan to reduce operating costs and improve operating efficiency. As part of this initiative, there were terminations of nearly 250 employees. The Company recognized $2.5 million in charges during the three months ended March 31, 2023. Approximately $1.5 million of such expenses were unpaid as of March 31, 2023 and are expected to be paid during the second quarter of 2023. The Company may incur additional costs in connection with our plan to reduce operating costs and improve operating efficiency through the remainder of the year.
The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	Organization Restructuring
Balance as of December 31, 2022	$615
Restructuring charges	2,517
Payments	(1,063)
Balance as of March 31, 2023	$2,069
Note 13 - Warrants
In connection with the Business Combination, each public and private placement warrant of LIVK was assumed by the Company and represents the right to purchase one share of the Company's common stock upon exercise of such warrant. The Company reviewed the accounting for both its public warrants and private warrants and determined that its public warrants should be accounted for as equity while the private warrants should be accounted for as liabilities in the Consolidated Balance Sheets. The fair value of private placement warrants is remeasured quarterly. Refer to Note 3, Fair Value Measurements, for additional information.
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
Following the closing of the merger between LIV Capital and AgileThought and the filing of the registration statement, the Company has one single class of voting common stock (Class A shares) and as such the Company would not be precluded from classifying the public warrants as equity as those warrants are indexed to the Company's own stock and a net cash settlement could only be triggered in circumstances in which the holders of the shares underlying the contract (Class A shares would also receive cash.
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
As of March 31, 2023, there were 8,049,980 public warrants and 2,811,250 private placement warrants outstanding.

Note 14 – Stockholders’ Equity
As a result of the Business Combination, the Company authorized two classes of common stock: common stock and preferred stock.
Common Stock
As of March 31, 2023, the Company has 210,000,000 shares of common stock authorized, and 50,032,843 shares issued. Common stock has par value of $0.0001 per share. Holders of common stock are entitled to one vote per share.
On February 10, 2023, the Company issued 1,622,079 shares to its subordinated creditors to serve as collateral. The Company is obligated to issue additional shares to the creditors from time to time if the value of the shares held by them is less two times than the outstanding principal amount of the loan. See Note 7, Long-Term Debt, for further information.
For the three months ended March 31, 2023, the Company issued 245,959 Restricted Stock Units (“RSU”) to senior employees and directors under the 2021 Equity Incentive Plan that are subject to a service vesting condition. See Note 16, Equity-based Arrangements, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2023, no preferred stock shares were issued and outstanding.
Note 15 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share, attributable to common stockholders:

	Three Months Ended March 31,
(in thousands USD, except share and loss per share data)	2023	2022
Net loss attributable to common stockholders	$(38,059)	$(6,347)

Weighted average number of common stock - basic and diluted	47,331,289	46,022,767

Loss per common share attributable to common stockholders:
Basic	$(0.80)	$(0.14)
Diluted	(0.80)	(0.14)
The following table presents securities that are excluded from the computation of diluted net loss per common stock as of the periods presented because including them would have been antidilutive:

	March 31,
	2023	2022
Public and private warrants	10,861,230	10,861,230
Common stock held by administrative agent with restricted resale rights	1,622,079	4,439,333
Unvested 2021 Plan awards for common stock with a service condition	1,054,089	130,001
Unvested 2021 Plan awards for common stock with a market condition	3,001,774	2,000,000

Note 16 – Equity-based Arrangements
The Company has granted various equity-based awards to its employees and board members as described below. The Company issues authorized but unissued shares, for the settlement of equity-based awards.
2021 Equity Incentive Plan
In connection with the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on August 18, 2021, which became effective immediately upon the Closing. The 2021 Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company initially reserved 5,283,216 shares of common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided that the Board may act prior to January 1 of a given year to provide that the increase of such year will be a lesser amount of shares of common stock.
Service Condition Awards
The Company issues awards subject to a service vesting requirement to employees and directors that will vest on a ratable basis over a period of 1-5 years. The fair value of service condition award is determined on the closing stock price of the grant date of the award and is amortized on a straight line basis over the vesting period of the award.
The Company recorded the following compensation costs related to service condition awards for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Service Condition Awards - Expense	$1,003	$378
As of March 31, 2023, there was $2.3 million of total unrecognized compensation cost related to unvested service condition awards that is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes the service condition awards activity for the years 2022, and provides information for service condition awards outstanding as of March 31, 2023:

	2023
	Number of Awards	Weighted Average Fair Value
Unvested shares at January 1	899,210	$4.46
Granted	245,959	$4.26
Vested	(91,080)	$4.45
Unvested shares at March 31	1,054,089	$4.43
The fair value of the grants and vested awards for three months ended March 31, 2023 was $1.0 million and $0.5 million, respectively.
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

The Company recorded the following compensation costs related to market condition awards for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Market Condition Awards - Expense	$544	$140
As of March 31, 2023, there was $5.0 million of total unrecognized compensation cost related to unvested market condition awards that is expected to be recognized over a weighted-average derived service period of 2.9 years.
The following table summarizes the market condition awards activity for the three months ended March 31, 2023, and provides information for market condition awards outstanding as of March 31, 2023:

	2023
	Number of Awards	Weighted Average Fair Value
Unvested shares at January 1	3,001,774	$2.49
Granted	55,530	$—
Vested	—	$—
Unvested shares at December 31	3,057,304	$2.49
The fair value of the grants for the three months ended March 31, 2023 was $0.2 million. No market condition awards were vested.
Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of common stock will be 85% of the lesser of the fair market value of common stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the three months ended March 31, 2023.

Note 17 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. As of March 31, 2023 and December 31, 2022, the Company had labor lawsuits in process, whose resolution is pending. As of March 31, 2023 and December 31, 2022, the Company has recorded liabilities for labor lawsuits and/or litigation of $0.7 million and $0.6 million, respectively.
Note 18 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

(in thousands USD)	Three Months Ended March 31,
Supplemental disclosure of non-cash investing activities & cash flow information	2023	2022
Cash paid during the year for income tax	316	—
Forgiveness of PPP loans	—	7,280
Right-of-use assets obtained in exchange for operating lease liabilities	21	77
Assets obtained in exchange for a finance lease obligation	29	—
Cash paid during the period for interest	2,148	932
Fees due to creditor	6,000	500
Note 19 – Subsequent Events
Management has evaluated all subsequent events until May 15, 2023, when the unaudited condensed consolidated financial statements were issued. Accordingly, where applicable, the notes to these Unaudited Condensed Consolidated Financial Statements have been updated and adjustments to the Company's Unaudited Condensed Consolidated Financial Statements have been reflected.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 "Financial Statements and Supplementary Data" on our Annual Report on Form 10-K filed on March 13, 2023. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
For the three months ended March 31, 2023, we had 95 active clients and for the twelve months ended March 31, 2023, we had 133 active clients.
As of March 31, 2023 we had 5 delivery centers across the United States, Mexico, Brazil, and Argentina from which we deliver services to our clients. As of March 31, 2023, we had 1,957 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of March 31,		As of December 31,
Employees by Geography	2023	2022	2022
United States	211	310	249
Latin America	2,044	2,320	2,255
Total	2,255	2,630	2,504
Total headcount decreased by 375 people from March 31, 2022 to March 31, 2023. The decrease is related mainly to the Company´s strategy to exit non-core projects which entails the exit of employees whose skill-set was not matching the purely-digital engagements the Company is actively pursuing. In addition, due the first quarter of 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency. Our Latin America based headcount decreased by 276 people from March 31, 2022 to March 31, 2023 and our United States based headcount decreased by 99.
The following table presents our revenue by geography for the periods presented:

	Three Months Ended March 31,
Revenue by Geography (in thousands)	2023	2022
United States	$26,113	$28,998
Latin America	15,731	15,226
Total	$41,844	$44,224
For the three months ended March 31, 2023, our revenue was $41.8 million as compared to $44.2 million for the three months ended March 31, 2022. We generated 62.4% and 65.6% of our revenue from clients located in the United States and 37.6% and 34.4% of our revenue from clients located in Latin America for the three months ended March 31, 2023 and 2022, respectively.
The following table presents our loss before income taxes for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Loss before income taxes	$(38,052)	$(6,047)
Our loss before income taxes was $38.1 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively, and for the same periods, our loss as percentage of revenue was 90.9% and 13.7%, respectively.
Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We are currently working towards gradually exiting non-core engagements to focus on a highly strategic client base, requiring purely next-gen digital services, which are more aligned with our ideal client profile which targets clients with an average annual revenue potential of +$10 million and consumes our highly specialized Guild delivery model. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both U.S. headquartered and operated companies. For the three months ended March 31, 2023 and 2022, we had 49 and 55 active clients in the United States, respectively, and for the twelve month period ended March 31, 2023 and March 31, 2022 we had 65 and 80 active clients in the United States, respectively. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of March 31, 2023, we had 211 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.

Expand Our Client Footprint in Latin America

We are also focused on growing our client footprint in Latin America and leveraging our local experience and network to capitalize on the region’s growth potential. The Latin America region is expected to experience the second strongest growth in digital transformation from 2022 to 2026 with a five year projected compounded annual growth rate of approximately 20%. Our business started in Mexico and we have established experience in the Latin America market since then, and we believe our experience allows us to tailor our offerings and naturally assertively approach our clients in that market. Our revenues for the three months ended March 31, 2023 and 2022 revenues from Latin America clients were 37.6% and 34.4% of our total revenue, respectively.

Penetrate Existing Clients via Cross-Selling

We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $26.1 million, or 62.4%, and $27.2 million, or 61.5%, of our total revenue in the three months ended March 31, 2023 and 2022, respectively. The average revenue from our ten largest clients was $2.6 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. The following table shows the active client concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Three Months Ended March 31,
Client Concentration	2023	2022
Top client	20.2%	12.4%
Top five clients	47.7%	42.4%
Top ten clients	62.4%	61.5%
Top twenty clients	80.0%	78.5%
The following table shows the number of our active clients by revenue for the periods presented:

	Three Months Ended March 31,		For Twelve Months Ended March 31,
Active Clients by Revenue	2023	2022	2023	2022
>$5 Million	1	1	9	9
>$2 – $5 Million	4	5	11	9
>$1 – $2 Million	5	5	13	11
<$1 Million	85	97	100	151
Total	95	108	133	180

Greater than $1 million	10	11	33	29
The decrease in the total number of active clients from March 31, 2022 to March 31, 2023 is mainly related to our gradual efforts, starting during the third quarter of 2022, to de-emphasize non-core projects and to focus on strategic digital projects.
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
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of March 31, 2023, we had 2,255 employees. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 offices, including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2022 to March 31, 2023, our delivery headcount decreased by 187 or 8.7%, mainly driven by the voluntary and involuntary attrition observed during the first quarter of 2023. As we continue to grow our relationships, we will expand our presence in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues, and with our goal to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
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

	Three Months Ended March 31,
	2023	2022
Gross Profit Margin	34.2%	31.3%
Loss from Operations (in thousands)	$(35,553)	$(10,055)
Adjusted Operating (Loss) Income (in thousands)	$(1,186)	$1,147
Net Loss (in thousands)	$(38,071)	$(6,298)
Adjusted Net Loss (in thousands)	$(4,162)	$(437)
Diluted EPS	$(0.80)	$(0.14)
Adjusted Diluted EPS	$(0.09)	$(0.01)
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	33	29
Revenue concentration with top 10 clients as of end of period	62.4%	61.5%
Gross Profit Margin
We monitor gross profit margin to understand the profitability of the services we provide to our clients. Gross profit margin is calculated as net revenues for the period minus cost of revenue for the period, divided by net revenues.
Adjusted Operating (Loss) Income
We define and calculate Adjusted Operating (Loss) Income as Loss from operations adjusted to exclude the change in fair value of embedded derivative, plus the change in fair value of contingent consideration obligation, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus (gain) loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense (income), net.
Adjusted Net Loss
We define and calculate Adjusted Net Loss as Net loss adjusted to exclude the change in fair value of embedded derivative, plus the change in fair value of purchase price obligations, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus (gain) loss on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest expenses and amortization of debt issuance cost and certain other expense, net.
Adjusted Diluted EPS
We define and calculate Adjusted EPS as Adjusted Net Loss, divided by the diluted weighted-average number of common shares outstanding for the period.
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
See “Non-GAAP Measures” for additional information and a reconciliation of Loss from operations to Adjusted Operating (Loss) Income and Net Loss to Adjusted Net Loss and Adjusted Diluted EPS.
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
Change in Fair Value of Embedded Derivative
Changes in fair value of embedded derivative consists of changes in the fair value of redemption and conversion features embedded within our debt.
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
Impairment Charges
Impairment charges relate to losses on impairment of goodwill, tradenames, and intangibles.
Restructuring Expense
Restructuring expense consists of costs associated with business realignment efforts and strategic transformation costs.
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
Other Income, net
Other income, net consists of interest (expense) income on invested funds, impacts from foreign exchange transactions, gain on loan forgiveness and other non-operating expenses.
Income Tax Expense
Income tax expense represents expenses associated with our operations based on the tax laws of the jurisdictions in which we operate. Our calculation of income tax expense is based on tax rates and tax laws at the end of each applicable reporting period.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the presented periods:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net revenues	$41,844	$44,224
Cost of revenue	27,543	30,400
Gross profit	14,301	13,824
Operating expenses:
Selling, general and administrative expenses	15,417	12,619
Depreciation and amortization	1,863	1,754
Change in fair value of embedded derivative	(1,379)	—
Change in fair value of warrant liability	(815)	478
Loss on debt extinguishment	10,162	7,136
Equity-based compensation expense	1,547	518
Impairment charges	19,070	—
Restructuring expense	2,517	753
Other operating expenses, net	1,472	621
Total operating expenses	49,854	23,879
Loss from operations	(35,553)	(10,055)
Interest expense, net	(4,217)	(3,313)
Other income, net	1,718	7,321
Loss before income tax	(38,052)	(6,047)
Income tax expense	19	251
Net loss	(38,071)	(6,298)
Net (loss) income attributable to noncontrolling interests	(12)	49
Net loss attributable to the Company	$(38,059)	$(6,347)
The following table sets forth our unaudited condensed consolidated statements of operations information expressed as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net revenues	100.0%	100.0%
Cost of revenue	65.8%	68.7%
Gross profit	34.2%	31.3%
Operating expenses:
Selling, general and administrative expenses	36.8%	28.5%
Depreciation and amortization	4.5%	4.0%
Change in fair value of embedded derivative	(3.3)%	—%
Change in fair value of warrant liability	(1.9)%	1.1%
Loss on debt extinguishment	24.3%	16.1%
Equity-based compensation expense	3.7%	1.2%
Impairment charges	45.6%	—%
Restructuring expense	6.0%	1.7%
Other operating expenses, net	3.5%	1.4%
Total operating expenses	119.1%	54.0%
Loss from operations	(85.0)%	(22.7)%

Interest expense, net	(10.1)%	(7.5)%
Other income, net	4.1%	16.6%
Loss before income tax	(90.9)%	(13.7)%
Income tax expense	—%	0.6%
Net loss	(91.0)%	(14.2)%
Net (loss) income attributable to noncontrolling interests	—%	0.1%
Net loss attributable to the Company	(91.0)%	(14.4)%
Comparison of the three months ended March 31, 2023 and 2022
Net revenues

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Net Revenues	$41,844	$44,224	(5.4)%
Net revenues for the three months ended March 31, 2023 decreased $2.4 million, or 5.4%, to $41.8 million from $44.2 million for the three months ended March 31, 2022. The decrease was mainly due to decreased services and reduced scope in projects with existing clients.
Net Revenues by Geographic Location

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
United States	$26,113	$28,998	(9.9)%
Latin America	15,731	15,226	3.3%
Total	$41,844	$44,224	(5.4)%
Net revenues from our United States operations for the three months ended March 31, 2023 decreased $2.9 million, or 9.9%, to $26.1 million from $29.0 million for the three months ended March 31, 2022. The change was mainly driven by decreases in projects with new clients and reduced scope of work with existing clients.
Net revenues from our Latin America operations for the three months ended March 31, 2023 increased $0.5 million, or 3.3%, to $15.7 million from $15.2 million for the three months ended March 31, 2022. The change was driven by an increase in scope with a significant existing customer.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Time and materials	$28,117	$33,251	(15.4)%
Fixed price	13,727	10,973	25.1%
Total	$41,844	$44,224	(5.4)%
Net revenues from our time and materials contracts for the three months ended March 31, 2023 decreased approximately $5.1 million, or 15.4%, to $28.1 million from $33.3 million for the three months ended March 31, 2022. The main driver of the net variation is related to the decrease in service volume with existing and new customers under the time and materials revenue model towards fixed-price engagements. Net revenues from our fixed price contracts for the three months ended March 31,

2023 increased $2.8 million, or 25.1%, to 13.7 million from $11.0 million for the three months ended March 31, 2022. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Cost of revenue	$27,543	$30,400	(9.4)%
% of net revenues	65.8%	68.7%
Cost of revenue for the three months ended March 31, 2023 decreased $2.9 million, or 9.4%, to $27.5 million from $30.4 million for the three months ended March 31, 2022. The decrease was primarily related to the reduction in revenues resulting in less costs for these periods in addition to realizing stronger margins on existing projects.
Selling, general and administrative expenses

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Selling, general and administrative expenses	$15,417	$12,619	22.2%
% of net revenues	36.8%	28.5%
Selling, general and administrative expenses for the three months ended March 31, 2023 increased $2.8 million, or 22.2%, to $15.4 million from $12.6 million for the three months ended March 31, 2022. The increase was primarily due to $3.4 million in employee costs mostly driven by new hires in the sales team in addition to the guild bench as a result of our adoption of a guild delivery model during 2022, offset by a decrease of $0.2 million from employee terminations and $0.4 million reduction in professional service fees.
Depreciation and amortization

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Depreciation and amortization	$1,863	$1,754	6.2%
% of net revenues	4.5%	4.0%
Depreciation and amortization for three months ended March 31, 2023 and 2022, was $1.9 million and $1.8 million, respectively.
Change in fair value of embedded derivative

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Change in fair value of embedded derivative	$(1,379)	$—	100.0%
% of net revenues	(3.3)%	—%
Change in fair value of embedded derivative for the three months ended March 31, 2022 resulted in a gain of $1.4 million. The gain was driven by the decline in the Company stock price as of March 31, 2023, which provided a favorable conversion position for the Company.

Change in fair value of warrant liability

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Change in fair value of warrant liability	$(815)	$478	(270.5)%
% of net revenues	(1.9)%	1.1%
Change in fair value of warrant liability for the three months ended March 31, 2023 increased $1.3 million or 270.5% to $0.8 million (gain) from a $0.5 million loss for the three months ended March 31, 2022. The gain was primarily driven by a decrease in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2022 to March 31, 2023.
Loss on debt extinguishment

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Loss on debt extinguishment	$10,162	$7,136	42.4%
% of net revenues	24.3%	16.1%
Loss on debt extinguishment for the three months ended March 31, 2023 increased $3.1 million due to the amendment signed on March 7, 2023 for the Blue Torch Credit Facility, refer to Note 7, Long-Term Debt, for further information.
Equity-based compensation expense

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Equity-based compensation expense	$1,547	$518	198.6%
% of net revenues	3.7%	1.2%
Equity-based compensation expense for the three months ended March 31, 2023 increased $1.0 million, or 198.6% to $1.5 million from $0.5 million for the three months ended March 31, 2022. The Company has made significant issuances under the 2021 equity plan to compensate employees since March 31, 2022, resulting in an increase in equity-based compensation expense. Refer to Note 16, Equity-based Arrangements, for further information.
Impairment charges

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Impairment charges	$19,070	$—	100.0%
% of net revenues	45.6%	—%
The Company recognized during the three months ended March 31, 2023 a $19.1 million non-cash impairment charge related to goodwill allocated within in our LATAM reporting unit.

Restructuring expense

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Restructuring expense	$2,517	$753	234.3%
% of net revenues	6.0%	1.7%
Restructuring expense for the three months ended March 31, 2023 increased $1.7 million, or 234.3%, to $2.5 million from $0.8 million for the three months ended March 31, 2022. During the first quarter of 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency.
Other operating expenses, net

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Other operating expense, net	$1,472	$621	137.0%
% of net revenues	3.5%	1.4%
Other operating expense, net for three months ended March 31, 2023 increased $0.9 million, or 137.0%, to $1.5 million from and $0.6 million for the three months ended March 31, 2022. This was mainly driven by increased fees for legal services, tax audit consultants, and loss on asset disposals.
Interest expense, net

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Interest expense, net	$(4,217)	$(3,313)	27.3%
% of net revenues	(10.1)%	(7.5)%
Interest expense for the three months ended March 31, 2023 increased $0.9 million, or 27.3%, to $4.2 million from $3.3 million for the three months ended March 31, 2022. The increase was primarily due to the additional principal debt obligations incurred since March 31, 2022.
Other Income, net

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Other income, net	$1,718	$7,321	(76.5)%
% of net revenues	4.1%	16.6%
Other income, net for the three months ended March 31, 2023 decreased $5.6 million, or 76.5%, to $1.7 million from $7.3 million for the three months ended March 31, 2022. The change was primarily driven by a $7.3 million decrease in gain on debt forgiveness, recognized in March 31, 2022.

Income tax expense

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Income tax expense	$19	$251	(92.4)%
Effective income tax rate	0.0%	(4.2)%
Income tax expense for the three months ended March 31, 2023 decreased by $0.2 million, or (92.4)%, for the three months ended March 31, 2022 due to differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Non-GAAP Measures
To supplement our consolidated financial data presented on a basis consistent with U.S. GAAP, we present certain non-GAAP financial measures, including Adjusted Operating (Loss) Income, Adjusted Net Loss and Adjusted Diluted EPS. We have included the non-GAAP financial measures because they are financial measures used by our management to evaluate our core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. The measures exclude certain expenses that are required under U.S. GAAP. We exclude certain non-cash expenses and certain items that are not part of our core operations.
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
We define and calculate our non-GAAP financial measures as follows:
•Adjusted Operating (Loss) Income: Loss from operations adjusted to exclude the change in fair value of embedded derivative, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus loss on debt extinguishment, plus intangible assets amortization, plus certain transaction costs and certain other operating expense, net.
The following table presents the reconciliation of our Adjusted Operating (Loss) Income to our Loss from operations, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands USD)	2023	2022
Loss from operations	$(35,553)	$(10,055)
Change in fair value of embedded derivative liability	(1,379)	—
Change in fair value of warrant liability	(815)	478
Equity-based compensation expense	1,547	518
Impairment charges	19,070	—
Restructuring expenses[1]	2,517	753
Loss on debt extinguishment	10,162	7,136
Intangible assets amortization	1,793	1,608
Transaction costs	—	9
Other operating expense, net[2]	1,472	700
Adjusted Operating (Loss) Income	$(1,186)	$1,147
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
•Adjusted Net Loss: Net loss adjusted to exclude the change in fair value of embedded derivative, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus loss (gain) on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest and amortization of debt issuance cost and certain other expense, net.
•Adjusted Diluted EPS: Adjusted Net loss, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of our Adjusted Net Loss to our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands USD, except share data)	2023	2022
Net loss	$(38,071)	$(6,298)
Change in fair value of embedded derivative liability	(1,379)	—
Change in fair value of warrant liability	(815)	478
Equity-based compensation expense	1,547	518
Impairment charges	19,070	—
Restructuring expenses	2,517	753
Foreign exchange gain[1]	(1,729)	(252)
Loss (Gain) on debt extinguishment and debt forgiveness	10,162	(144)
Intangible assets amortization	1,793	1,608
Transaction costs	—	9
Paid in kind interests and amortization of debt issuance cost, premiums and discounts	1,260	1,974
Other expense, net[2]	1,483	917
Adjusted Net Loss	$(4,162)	$(437)
Number of shares used in Adjusted Diluted EPS	47,331,289	46,022,767
Adjusted Diluted EPS	$(0.09)	$(0.01)
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

As discussed in Note 7, Long-term Debt, the Company is currently in default with its Blue Torch Credit Facility. This default triggered cross-defaults under our Second Lien Facility, requiring a reclassification to our total current portion of long-term debt from $37.2 million as of December 31, 2022 to $84.6 million on March 31, 2023. The Company's current liabilities have been adversely impacted and resulted in a negative working capital of $88.5 million. The Blue Torch Credit Facility lenders have granted a forbearance limiting the immediate acceleration of the debt until May 19, 2023. As of April 30, 2023, the Company had available cash of $1.5 million and will require additional liquidity to satisfy its current debt obligations and to continue its operations over the next 12 months. Based on the above, substantial doubt about the Company’s ability to continue as a going concern exists.
In an effort to alleviate these conditions, the Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, seeking private equity financing, restructuring our debt, seeking for strategic merger and acquisition alternatives, and restructuring operations to increase revenues and decrease expenses. However, given the Company's performance in addition to the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

As of December 31, 2022, the Company was in default under the permitted factoring disposition and leverage ratio covenants. Subsequent to December 31, 2022, the Company was also in default under the leverage ratio, liquidity, aged accounts payable, permitted payments and other covenants under the Blue Torch Credit Facility. As a result of such defaults, the Company entered into a waiver and amendment on March 7, 2023 (“Amendment No. 4”) to revise significant terms of the Blue Torch Credit Facility as set forth below.

Pursuant to Amendment No. 4, the Company agreed to pay approximately $34.0 million of our total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Thereafter, the Company will make quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment also revised the maturity date of the Blue Torch Credit Facility from May 27, 2026 to January 1, 2025 and revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio. Interest is paid monthly for both loans, and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 9.0% annually. Under default, the Company is required to pay interest monthly at a Reference Rate (as defined in the first lien agreement) plus a margin of 8% plus a 2% penalty fee. Interest on each loan is payable on the last day of the then effective interest period applicable to such loan and at maturity. The revolving credit facility will bear a 2.0% annual usage fee on any undrawn portion of the facility. In connection with Amendment No. 4, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such capitalized amount to the outstanding principal of the term loan. In addition, if the Company fails to repay the respective aggregate principal amounts on or prior to April 15, 2023, June 15, 2023 and September 15, 2023, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million respectively would be paid in kind by adding such fee to the outstanding principal of the term loan. If we meet these payments when due, which we have not met for April 15, 2023 as noted below, then no fee would be incurred. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Facility. Amendment No. 4 also required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance, in both cases on terms reasonable acceptable to Blue Torch. Lastly, Amendment No. 4 granted a waiver for the covenant breaches and reset the covenant requirements for future periods.

This amendment was determined to substantially alter the Blue Torch Credit Facility such that extinguishment accounting was applied. The Company recognized a $0.7 million debt discount and a loss on debt extinguishment of $10.2 million for the three months ended March 31, 2023. The Company recognized $1.1 million in debt issuance costs with the amendment.

The Company defaulted in making the March 31, 2023 interest payment and was not in compliance with our Liquidity and accounts payable covenants amongst others, which constituted an event of default under the Blue Torch Credit Facility. On April 15, 2023, the Company did not pay the $15.0 million principal payment due by April 15, 2023 and thus $4.0 million in fees was added to the outstanding principal balance. On April 18, 2023, the Company entered into a forbearance agreement regarding the Blue Torch Credit Facility and Second Lien Facility. Pursuant to the forbearance terms, the lenders have agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies (other than certain limited remedies, such as continuing to accrue applicable default interest) under the loans until May 10, 2023 (which was subsequently extended to May 19, 2023), or earlier in the event of non-compliance with certain representations, covenants and other requirements, all subject to the terms and conditions thereof.

Furthermore, as contemplated in the forbearance agreements, on April 20, 2023, the Company entered into an amendment to the Blue Torch Credit Facility that increased the revolver thereunder by $3.0 million to a total of $6.0 million. The Company also incurred an additional $1.5 million in lenders fees associated with the forbearance and revolver amendments, of which $1.0 million is refundable if the revolver is paid in full by an agreed upon future date. In addition, the Company capitalized $0.9 million of interest payments not paid by March 31, 2023.

The covenants were amended as follows as part of Amendment No. 4:

Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each computation period as described below.

Computation Period Ending	Revenue
March 31, 2023 and each fiscal month ending thereafter	$150,000,000

Liquidity. As a result of Amendment No. 4, the Company is required to maintain liquidity above $1.0 million through March 24, 2023, above $2.0 million through April 15, 2023, and above $7.0 million at any time thereafter. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.

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

EBITDA. The Company is subjected to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023 with respect to the Company's consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company will be required to maintain a 12-

month trailing EBITDA of at least the following for each fiscal month end.

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

On August 10, 2022, the Company entered into an amendment to the Second Lien Facility to extend the maturity date of the Tranche A (Credit Suisse), Tranche C (Senderos), Tranche D (Senderos) and Tranche E (Johnston) loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extended the maturity date of the Tranche B (Nexxus Capital) loans thereunder to June 15, 2023, and provides for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans at a conversion price equal to $4.64 per share, subject to regulatory approval. The amendment also provided for the covenants and certain other provisions of the Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the debt agreement such that extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the debt instrument, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 3, Fair Value Measurements, for additional information.

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

Each Second Lien Lender has the option to convert all or any portion of its outstanding loans, interest and fees into common stock of the Company at any time at the respective conversion prices. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively, at the original conversion price of $10.19 per share. See Note 14, Stockholders’ Equity, for additional information. As noted above, on June 15, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans will convert into common stock of the Company at the conversion price of $4.64 per share. As of March 31, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans was $9.2 million.

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

Due to the Company's default status on the Blue Torch Credit Facility, it also triggered a cross-default on the Second Lien Facility. On April 18, 2023, the Company entered into a forbearance agreement regarding the Second Lien Facility. Pursuant to the forbearance terms, the lenders under the Second Lien Facility have agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies under their loans until May 10, 2023 (and are otherwise not permitted to accelerate the debt until the Blue Torch Credit Facility is paid in full).

Revenue. Requires the Company's trailing annual aggregate revenue to exceed as of the end of each computation period as described below.

Computation Period Ending	Revenue
March 31, 2023 and each fiscal month ending thereafter	$120,000,000

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

EBITDA. The Company is subjected to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023 with respect to the Company's consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company will be required to maintain a 12-

month trailing EBITDA of at least the following for each fiscal month end.

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

Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, we may only repay the AGS Subordinated Promissory Note with the proceeds of an equity issuance, and then only if our total leverage ratio is 2.50 to 1.00 or less and we are in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. We do not expect to satisfy these conditions on or before the Extended Maturity Date and have entered into a letter agreement with AGS Group to provide that our failure to pay such indebtedness will not be deemed an event of default. We plan to further extend the maturity date or substitute the AGS Subordinated Promissory Note as may be permitted under the Blue Torch Credit Facility or the Second Lien Facility. Any such agreements could be subject to the prior consent of Blue Torch and the Second Lien Lenders. As of March 31, 2023, the Company has not yet paid the AGS Promissory Note due to conditions of the Blue Torch Credit Facility.

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

Due to the Company's default status on the Blue Torch Credit Facility, it also triggered a cross-default on the Exitus Capital Subordinated Debt.

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

Earnout Obligations

As of March 31, 2023 and December 31, 2022, outstanding cash earnouts were $10.5 million and $10.2 million, respectively. Outstanding balance accrues interest at an annual interest rate of 12%. The balance shown at March 31, 2023 and December 31, 2022 includes the related accrued interest. As of March 31, 2023, the earnout obligation is related to two prior acquisitions of AN Extend and AgileThought LLC with a total liability of $2.7 million and $7.8 million respectively. The AN Extend and AgileThought LLC obligation accrues interest at a rate of 11% and 12% respectively. The contingent earnout liability accrued is measured to fair value by an independent third-party expert. In order for the Company to make payments for its contingent purchase price obligations, in addition to having sufficient cash resources to make the payments themselves, the Company must be in pro forma compliance after giving effect to the earnout payments with liquidity and other financial and other covenants included in the Blue Torch Credit Facility and the Second Lien Facility. The Company has not been able to satisfy those covenants to date in connection with the accrued earnout payments. Whether the Company is able to satisfy those covenants will depend on the Company’s overall operating and financial performance.
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
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(1,229)	$(5,111)
Net cash used in investing activities	(411)	(83)
Net cash used in financing activities	(3,735)	(669)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 decreased by approximately $3.9 million to $1.2 million from $5.1 million for the three months ended March 31, 2022. The decrease was mainly driven by an increase of $9.0 million resulting from changes in our operating assets and liabilities and an increase of $26.7 million in non-cash items offset by an increase of $31.8 million in net loss.
The increase of $9.0 million resulting from changes in our operating assets and liabilities was primarily driven by (i) a decrease of $6.3 million in accounts receivable, (ii) a decrease of $0.7 million in prepaid assets and guarantee deposits, (iii) an increase of $2.6 million in accrued liabilities, (iv) an increase of $0.3 in deferred revenues, (v) an increase of $1.4 million in accounts payable, and (vi) a $0.3 million reduction in operating lease payments offset by (i) an increase of $2.6 million in current VAT receivables and other taxes payable.
The increase of $26.7 million in non-cash items was driven by (i) a $3.0 million increase on loss on debt extinguishment, (ii) an increase of $19.1 million from impairment of goodwill iii) an increase of $0.1 million of amortization of debt issuance costs, (iv) an increase of $0.8 million in accretion of convertible notes, (v) a $7.3 million decrease on gain on the forgiveness of PPP loan, (vi) a $0.2 million increase on provision for bad debt expense, (vii) a $1.0 million increase on equity-based compensation expense and (vii) a $0.1 million increase in depreciation and amortization expense offset by (i) the increase on gain on embedded derivatives of $1.4 million, (ii) the decrease in right of use asset amortization of $0.3 million, (iii) a decrease of $1.5 million in foreign currency remeasurement, (iv) a $0.4 million decrease in deferred taxes, and (v) an increase of $1.3 million on the change of warrant liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 increased approximately $0.3 million to $0.4 million from $0.1 million for the three months ended March 31, 2022 as a result of an increase in capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 increased $3.1 million to $3.7 million from $0.7 million for the three months ended March 31, 2022. The increase in net cash used was primarily driven by (i) an increase in repayment of borrowings of $1.5 million, (ii) an increase of $1.5 million in payments for debt issuance costs, and (iii) an increase of $0.1 million in finance lease payments.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2023:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year(1)	1-3 Years	3-5 Years	More than 5 Years
Debt and Note Payable obligations	$105,500	$97,556	$7,944	$—	$—
Finance lease obligations	478	232	246	—	—
Operating lease obligations	5,646	2,411	3,235	—	—
Total	$111,624	$100,199	$11,425	$—	$—
1 Includes the $4.0 million late fee that was incurred failure to make the $15.0 million payment due on April 15, 2023 under the Blue Torch Credit     Facility.
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
For additional information, see Note 7, Long-term Debt, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
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
This analysis requires significant assumptions, such as estimated future cash flows, long-term growth rate estimates, weighted average cost of capital, and market multiples. For the LATAM reporting unit, the analysis further applies additional estimated risk premiums related to forecast volatility and country risk to the discount rate. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K filed March 13, 2023, as well as our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q, for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the foregoing, we are currently and have in the past been subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such ordinary course matters will have a material effect on our financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors. For additional information, refer to Note 17, Commitments and Contingencies.
Item 1A. Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A of our Annual Report on Form 10-K filed March 13, 2023 have affected or could materially adversely affect our business, prospects, operating results and financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Other than as set forth below, there have been no material changes to the Company's risk factors since the Annual Report.

Our continuing payment and covenant compliance defaults and cross-defaults under our principal financing agreements and the insufficiency of our cash flows from operating activities to service our substantial indebtedness and other obligations, have had and will continue to have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a substantial amount of indebtedness and related obligations and do not currently have sufficient available cash flows to service payment commitments. In addition, we do not have sufficient cash flows or assets to repay such debt and related obligations in full when due. Our total indebtedness and related obligations as of March 31, 2023 was $105.5 million, including (1) $64.0 million under our financing agreement (the “Blue Torch Credit Facility”) by and among the Company, AN Global LLC, certain subsidiaries of the Company, as guarantors, the financial institutions party thereto as lenders (the “Blue Torch Lenders”), and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent, and (2) $21.0 million under our credit agreement (the “Second Lien Facility”), by and among AT, AN Extend, S.A. de C.V., AN Global LLC, certain other loan parties party thereto, financial institutions affiliated with Credit Suisse and Nexxus Capital, Manuel Senderos and Kevin Johnston, as lenders (the “Second Lien Lenders”), GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent.

We agreed to pay approximately $34.0 million of our total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. We failed to make such April 15, 2023 principal payment, which failure triggered an additional $4 million fee payable and constituted an event of default under the Blue Torch Credit Facility. Any failures to make the other such principal payments also will trigger additional fees and constitute events of default thereunder. We are also required to make quarterly payments to the Blue Torch Lenders of approximately $0.7 million starting December 31, 2023 and a payment default related to those quarterly payments would allow Blue Torch to accelerate all indebtedness under the Blue Torch Credit Facility.
We also defaulted in making the March 31, 2023, interest payment, and were not in compliance with our liquidity and accounts payable aging covenants, under the Blue Torch Credit Facility. The foregoing constituted events of default under the Blue Torch Credit Facility and cross-defaults under the Second Lien Facility, and collectively required a reclassification to our total current portion of long-term debt from $37.2 million as of December 31, 2022, to $84.6 million as of March 31, 2023. On April 18, 2023, we entered into a forbearance agreement regarding the Blue Torch Credit Facility and Second Lien Facility. Pursuant to the forbearance terms, the lenders agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies (other than certain limited remedies, such as continuing to accrue applicable default interest) under the loans until May 10, 2023 (which was extended by Blue Torch to May 19, 2023), or earlier in the event of non-compliance with certain representations, covenants and other requirements, all subject to the terms and conditions thereof.
We are in discussions with the Blue Torch Lenders and the Second Lien Lenders regarding extending such forbearance terms. Failure to extend such forbearance would permit the Blue Torch Lenders (and once the Blue Torch Credit Facility is paid in full, the Second Lien Lenders) to accelerate their respective obligations and otherwise exercise any rights and remedies under their loan agreements. We are working with our team of legal advisors and a leading financial advisor in evaluating all options available to us in executing on a recapitalization plan. There can be no assurance that we will be successful in these efforts.
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
In addition, if we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation. In any of these circumstances, our business, financial condition, results of operations and prospects would be materially adversely affected. See Management's Discussion and Analysis - Liquidity and Capital Resources, for further information about our existing indebtedness and related obligations.
There is substantial doubt regarding our ability to continue as a going concern.
The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, seeking private equity financing, restructuring our debt, seeking for strategic merger and acquisition alternatives, and restructuring operations to increase revenues and decrease expenses. However, given the Company's performance in addition to the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing. As such, there can be no assurance that the Company will be able to obtain additional liquidity under acceptable terms, if at all. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives. Based on the foregoing and our other immediate circumstances, there is substantial doubt regarding our ability to continue as a going concern.
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

We are subject to the continuous examination of our tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our business, financial condition, results of operations and prospects. For example, as a result of examinations by applicable tax authorities, we may be subject to an indirect tax liability relating to our previous acquisition of 4th Source and may have a contingent sales tax obligation in Tennessee which in aggregate total approximately $70,000 and each of which, if applicable, we anticipate paying in the second quarter of 2023.

In addition, U.S. state and local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from using our services or otherwise harm our business, financial condition, results of operations and prospects. For example, we are currently being audited by the Mexican tax authorities with possible tax assessments including income tax, value added taxes, penalties and interest ranging from $1.5 million to $3.0 million. With the assistance of outside tax advisors, we are currently addressing these audits and we will pursue all available administrative or legal remedies for a favorable resolution. We regularly assess our returns for possible additional value added or other tax liability.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities

We are in default with respect to our principal financing arrangements. See Note 1, Organization and Basis of Consolidation and Presentation, and Note 7, Long-term Debt, of our Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q.
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
10.1+
Amendment No. 5 to Financing Agreement, dated as of April 20, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2023).

10.2
Forbearance Agreement dated as of April 18, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2023).

10.3
Amendment No.1 to the Forbearance Agreement dated as of May 14, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent

10.4
Forbearance Agreement dated as of April 18, 2023, by and among AT, AN Extend, S.A. DE C.V., AN Global LLC, certain other loan parties party thereto, the various financial institutions party thereto, GLAS USA LLC and GLAS Americas LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 19, 2023).

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
Dated: May 15, 2023

AGILETHOUGHT, INC.

By:	/s/ Amit Singh
Amit Singh
Chief Financial Officer