Form 10-Q
period 2023-06-30
AgileThought, Inc.
filed 2023-08-14
CIK 1790625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 52,404,369 shares of common stock outstanding as of August 10, 2023.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our best judgment based on current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in the Company's subsequent Quarterly Reports on Form 10-Q, including this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others:

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
2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AgileThought, Inc. Unaudited Condensed Consolidated Balance Sheets

(in thousands USD, except share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$4,024	$8,691
Accounts receivable, net	27,275	29,061
Prepaid expenses and other current assets	7,317	9,860
Current VAT receivables	8,879	8,228
Total current assets	47,495	55,840
Property and equipment, net	3,414	3,244
Goodwill and indefinite-lived intangible assets	70,067	87,661
Finite-lived intangible assets, net	60,602	61,355
Operating lease right of use assets, net	4,458	6,462
Other noncurrent assets	557	677
Total noncurrent assets	139,098	159,399
Total assets	$186,593	$215,239

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,339	$11,427
Accrued liabilities	14,265	9,114
Income taxes payable	506	226
Other taxes payable	9,623	10,665
Current portion of operating lease liabilities	1,561	2,092
Deferred revenue	3,515	2,151
Purchase price obligation note payable	10,737	10,243
Current portion of long-term debt and financing obligations	91,236	37,194
Embedded derivative liabilities	—	7
Other current liabilities	3,452	3,452
Total current liabilities	151,234	86,571
Long-term debt and financing obligations, net of current portion	283	39,395
Deferred tax liabilities, net	3,678	3,627
Operating lease liabilities, net of current portion	1,987	3,470
Warrant liability	170	2,306
Other noncurrent liabilities	7	—
Total liabilities	157,359	135,369
Commitments and contingencies (Note 17)

Stockholders' Equity
Class A common stock $0.0001 par value, 210,000,000 shares authorized, 52,385,919 and 48,402,534 shares issued as of June 30, 2023 and December 31, 2022, respectively	5	5
Treasury stock, 2,423,204 shares at cost as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	211,717	204,126
Accumulated deficit	(164,784)	(106,431)
Accumulated other comprehensive loss	(17,621)	(17,776)
Total stockholders' equity attributable to the Company	29,317	79,924
Noncontrolling interests	(83)	(54)
Total stockholders' equity	29,234	79,870
Total liabilities and stockholders' equity	$186,593	$215,239
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD, except share data)	2023	2022	2023	2022
Net revenues	$38,325	$46,166	$80,169	$90,390
Cost of revenue	26,040	30,138	52,951	59,851
Gross profit	12,285	16,028	27,218	30,539

Operating expenses:
Selling, general and administrative expenses	14,834	12,244	30,883	25,550
Depreciation and amortization	1,881	1,737	3,744	3,491
Change in fair value of embedded derivative	(3,306)	—	(4,685)	—
Change in fair value of warrant liability	(1,321)	478	(2,136)	956
(Gain) Loss on debt extinguishment	(101)	(950)	10,061	6,186
Equity-based compensation expense	989	2,019	2,536	2,537
Impairment charges	—	—	19,070	—
Restructuring expense	1,101	162	3,618	915
Other operating expenses, net	3,497	575	4,969	1,196
Total operating expenses	17,574	16,265	68,060	40,831
Loss from operations	(5,289)	(237)	(40,842)	(10,292)

Interest expense, net	(15,710)	(2,779)	(19,927)	(6,092)
Other income (expense), net	1,120	(514)	2,838	6,807
Loss before income taxes	(19,879)	(3,530)	(57,931)	(9,577)

Income tax expense (benefit)	430	(28)	449	223
Net loss	(20,309)	(3,502)	(58,380)	(9,800)

Net (loss) income attributable to noncontrolling interests	(15)	43	(27)	92
Net loss attributable to the Company	$(20,294)	$(3,545)	$(58,353)	$(9,892)

Loss earning per share (Note 15):
Basic and Diluted Class A common stock	$(0.42)	$(0.08)	$(1.21)	$(0.21)

Weighted average number of shares:
Basic and Diluted Class A common stock	48,819,648	46,043,419	48,079,580	46,028,557
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
Net loss	$(20,309)	$(3,502)	$(58,380)	$(9,800)
Actuarial loss	19	(1)	114	3
Foreign currency translation adjustments	(494)	(934)	39	(593)
Comprehensive loss	(20,784)	(4,437)	(58,227)	(10,390)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(14)	42	(29)	88
Comprehensive loss attributable to the Company	$(20,770)	$(4,479)	$(58,198)	$(10,478)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2022	48,402,534	$5	2,423,204	$—	$204,126	$(106,431)	$(17,776)	$(54)	$79,870
Net (loss) income	—	—	—	—	—	(38,059)	—	(12)	(38,071)
Equity-based compensation	8,230	—	—	—	1,547	—	—	—	1,547
Collateral shares issued to subordinated creditors	1,622,079	—	—	—	—	—	—	—	—
Redemption of public warrants	—	—	—	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	96	(1)	95
Foreign currency translation adjustments	—	—	—	—	—	—	535	(2)	533
March 31, 2023	50,032,843	$5	2,423,204	$—	$205,673	$(144,490)	$(17,145)	$(69)	$43,974
Net loss	—	—	—	—	—	(20,294)	—	(15)	(20,309)
Equity-based compensation	189,664	—	—	—	989	—	—	—	989
Collateral shares issued to subordinated creditors	—	—	—	—	—	—	—	—	—
Redemption of public warrants	—	—	—	—	—	—	—	—	—
Other comprehensive expense (income)	—	—	—	—	—	—	18	1	19
Foreign currency translation adjustments	—	—	—	—	—	—	(494)	—	(494)
Nexxus debt conversion	2,163,412	—	—	—	5,055	—	—	—	5,055
June 30, 2023	52,385,919	$5	2,423,204	$—	$211,717	$(164,784)	$(17,621)	$(83)	$29,234

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
(in thousands USD, except share data)	Shares	Amount	Shares	Amount
December 31, 2021	50,402,763	$5	181,381	$(294)	$198,649	$(86,251)	$(17,362)	$(99)	$94,648
Net (loss) income	—	—	—	—	—	(6,347)	—	49	(6,298)
Equity-based compensation	87,999	—	—	—	518	—	—	—	518
Employee withholding taxes paid related to net share settlements	(17,359)	—	17,359	(97)	97	—	—	—	—
Redemption of public warrants	20	—	—	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	—	344	(3)	341
March 31, 2022	50,473,423	$5	198,740	$(391)	$199,264	$(92,598)	$(17,014)	$(53)	$89,213
Net (loss) income	—	—	—	—	—	(3,545)	—	43	(3,502)
Equity-based compensation	161,398	—	—	—	2,019	—	—	—	2,019
Employee withholding taxes paid related to net share settlements	(40,117)	—	40,117	(206)	206	—	—	—	—
Monroe Share Settlement	(2,423,204)	—	2,423.204	—	—	—	—	—	—
Other comprehensive expense	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	—	—	—	(933)	(1)	(934)
June 30, 2022	48,171,500	$5	2,662,061	$(597)	$201,489	$(96,143)	$(17,948)	$(11)	$86,795

AgileThought, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AgileThought, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands USD)	2023	2022
Operating activities
Net loss	$(58,380)	$(9,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest from convertible notes	1,939	1,242
Gain on forgiveness of debt	—	(7,280)
Loss on debt extinguishment	10,061	6,186
Provision for bad debt expense	165	21
Impairment of goodwill	19,070	—
Equity-based compensation	2,536	2,537
Right of use asset amortization	1,083	1,549
Foreign currency remeasurement	(3,210)	6
Deferred income tax (benefit)	(192)	(94)
Obligations for purchase price	494	362
Embedded derivative	(4,685)	—
Warrant liability	(2,136)	956
Capitalized interest and fees from Blue Torch Credit Facility	10,253	—
Amortization of debt issuance costs	6,031	1,936
Depreciation and amortization	3,744	3,491
Changes in assets and liabilities:
Accounts receivable	1,767	(7,189)
Prepaid expenses and other current assets	2,957	2,507
Accounts payable	5,135	(7,753)
Accrued liabilities	5,336	1,221
Deferred revenue	1,423	2,136
Current VAT receivables and other taxes payable	(1,478)	1,234
Income taxes payable	319	(97)
Operating lease liabilities	(1,263)	(1,666)
Net cash provided by (used in) operating activities	969	(8,495)
Investing activities
Purchase of property and equipment	(892)	(394)
Net cash used in investing activities	(892)	(394)
Financing activities
Proceeds from loans	3,000	58,000
Repayments of borrowings	(5,012)	(37,193)
Payment of debt issuance costs	(2,451)	(8,966)
Cash paid for shares withheld from a grantee to satisfy tax withholding	(18)	(303)
Payments for finance leases	(133)	—
Net cash (used in) provided by financing activities	(4,614)	11,538
Effect of exchange rates on cash	(130)	(10)
Net decrease in cash and cash equivalents	(4,667)	2,639
Cash, cash equivalents and restricted cash at beginning of the period	8,691	8,640
Cash, cash equivalents and restricted cash at end of the period	$4,024	$11,279
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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of normal and recurring nature, have been made for the interim periods reported. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2022 that are included in our annual report on Form 10-K filed with the SEC on March 13, 2023 (“Annual Report”). All intercompany transactions and balances have been eliminated in consolidation. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest.

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

Reclassification

The Company has reclassified prior period costs from cost of revenue to selling, general and administrative expenses related to personnel that provide non-billable, administrative services to our clients. Amounts reclassified were $0.6 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and $0.6 million for the three-month period ended March 31, 2023 within the six month period ended June 30, 2023. This reclassification had no effect on the reported results of operations or cash flows.
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

As discussed in Note 7, Long-term Debt, the Company is currently in default under its Blue Torch Credit Facility. This default triggered cross-defaults under our Second Lien Facility, requiring a reclassification to our total current portion of long-term debt from $37.2 million as of December 31, 2022 to $91.1 million on June 30, 2023. The Company's current liabilities have been adversely impacted and resulted in a negative working capital of $103.7 million. The Blue Torch Credit Facility lenders had granted a forbearance limiting the immediate acceleration of the debt, which forbearance expired on May 26, 2023.

As of July 31, 2023, the Company had available cash of $3.8 million and will require additional liquidity to satisfy its current debt obligations and to continue its operations over the next 12 months.

In an effort to alleviate these conditions, the Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, seeking private equity financing, restructuring our debt, seeking strategic merger and acquisition alternatives, and restructuring operations to increase revenues and decrease expenses. However, given the Company's performance in addition to the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives. The Unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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
Accounting Pronouncements
The authoritative bodies release standards and guidance, which are assessed by management for impact on the Company’s Unaudited Condensed Consolidated Financial Statements. The Company did not adopt or identify any Accounting Standards Updates (“ASUs”) that have yet to be adopted for the six months ended June 30, 2023 in the Company’s Unaudited Condensed Consolidated Financial Statements.
Note 3 – Fair Value Measurements
The carrying amount of assets and liabilities including cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximated their fair value as of June 30, 2023 and December 31, 2022, due to the relative short maturity of these instruments.
Long-term Debt
Our debt is not actively traded and the fair value estimate is based on an income approach, which requires significant unobservable inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.. As such, these estimates are classified as Level 3 in the fair value hierarchy.
The following table summarizes our instruments where fair value differs from carrying value:

	Fair Value Hierarchy Level	June 30, 2023		December 31, 2022
(in thousands USD)		Carry Amount	Fair Value	Carry Amount	Fair Value
Second Lien Facility	Level 3	$12,777	$7,341	$19,409	$17,990
Blue Torch Credit Facility	Level 3	69,567	65,536	55,000	52,888
Purchase Price Obligation Note Payable	Level 3	10,737	9,320	10,243	8,837
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

Warrant Liability
As of June 30, 2023, the Company has private placement warrants, which are liability classified, as discussed in Note 13, Warrants. The Company's private placement warrants are classified as Level 3 of the fair value hierarchy due to use of significant inputs that are unobservable in the market. Private placement warrants are fair valued using the Black-Scholes model, which require a risk-free rate assumption based upon constant-maturity treasury yields. Other significant inputs and assumptions in the model are the stock price, exercise price, volatility, and term or maturity. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company.
The following table presents the changes in the fair value of the private warrant liability at June 30, 2023:

(in thousands USD)	Private Placement Warrants
Beginning balance, January 1, 2023	$2,306
Change in valuation inputs and other assumptions	(2,136)
Ending balance, June 30, 2023	$170

Embedded Derivative Asset (Liability)
In connection with the amendment to the Second Lien Facility on August 10, 2022, the Company bifurcated the embedded derivative with a fair value other than nil associated with conversion feature for the Mexican peso-denominated tranches held by Nexxus Capital. Embedded derivative assets (liabilities) are carried at fair value and classified as Level 3 in the fair value hierarchy. The Company determined the fair values of the bifurcated embedded derivative by using a scenario-based analysis that estimated the fair value of each embedded derivative based on a probability-weighted present value of all possible outcomes related to the features.

The significant unobservable inputs used in the fair value of the Company’s embedded derivative include the implied volatility, the period in which the outcomes are expected to be achieved and the discount rate. The embedded derivative was extinguished on June 15, 2023 as part of the automatic loan conversion of tranches held by Nexxus Capital, see Note 7, Long-Term Debt, for more information.
The following table presents the changes in the fair value of the embedded derivative assets (liabilities) at June 30, 2023:

(in thousands USD)	Embedded Derivative Asset (Liability)
Beginning balance, January 1, 2023	$(7)
Change in valuation inputs and other assumptions	4,685
Nexxus conversion	$(4,678)
Ending balance, June 30, 2023	$—

Note 4 – Balance Sheet Details
The following table provides detail of select balance sheet items:

(in thousands USD)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,779	$8,478
Restricted cash	245	213
Total cash, cash equivalents and restricted cash	$4,024	$8,691

(in thousands USD)	June 30, 2023	December 31, 2022
Accounts receivables	$12,980	$15,839
Unbilled accounts receivables	13,827	12,945
Other receivables	815	435
Allowance for doubtful accounts	(347)	(158)
Total accounts receivable, net	$27,275	$29,061

(in thousands USD)	June 30, 2023	December 31, 2022
Employee retention credit	$2,019	$4,775
Income tax receivables	3,619	3,077
Prepaid expenses and other current assets	1,679	2,008
Total prepaid expenses and other current assets	$7,317	$9,860

(in thousands USD)	June 30, 2023	December 31, 2022
Accrued wages, vacation & other employee related items	$7,482	$3,362
Accrued interest	257	978
Accrued incentive compensation	1,681	712
Accrued services	4,129	3,426
Other accrued liabilities	716	636
Total accrued liabilities	$14,265	$9,114
The following table is a rollforward of the allowance for doubtful accounts:

	Six Months Ended June 30,
(in thousands USD)	2023	2022
Beginning balance, January 1	$158	$188
Charges to expense	165	21
Foreign currency translation	24	1
Ending balance	$347	$210

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

The following table provides a roll-forward of the obligation related to the 2019 acquisition due to the seller:

(in thousands USD)	Purchase Price Obligation Note Payable
Opening balance, January 1, 2023	$10,243
Accrued interest on the contingent consideration	494
Ending balance, June 30, 2023	10,737
Less: Current portion	10,737
Purchase price obligation note payable, net of current portion	$—
Note 5 – Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands USD)	June 30, 2023	December 31, 2022
Computer equipment	$571	$4,366
Leasehold improvements	61	1,352
Furniture and equipment	953	1,328
Computer software	4,296	3,264
Transportation equipment	4	24
Finance lease right-of-use assets	374	643
	6,259	10,977
Less: accumulated depreciation	(2,845)	(7,733)
Property and equipment, net	$3,414	$3,244
Depreciation expense was $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The Company did not recognize any impairment expense related to property and equipment during the six months ended June 30, 2023 or 2022.
Note 6 – Goodwill and Intangible Assets, Net
The Company performs an assessment each year to test goodwill for impairment, or more frequently in certain circumstances where impairment indicators arise. In the first and second quarter of 2023, the Company determined a triggering event had occurred requiring an interim impairment assessment resulting from the decline in our revenue forecast, existing debt defaults, limited liquidity and deteriorating market conditions. As a result, the Company recognized a $19.1 million non-cash impairment charge related to goodwill allocated within our Latin America ("LATAM") reporting unit which is included within Impairment charges in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2023.
The following table presents changes in the goodwill balances as of June 30, 2023:

(in thousands USD)	LATAM	USA	Total
December 31, 2022	$40,490	$30,694	$71,184
Impairments charges	(19,070)	—	(19,070)
Foreign currency translation	1,173	—	1,173
June 30, 2023	$22,593	$30,694	$53,287
Summary of our finite-lived intangible assets is as follows:

	As of June 30, 2023
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$2,110	$(32,144)	59,881	10.3
Tradename	1,234	110	(623)	721	2.4
Total	$91,149	$2,220	$(32,767)	$60,602	10.2

	As of December 31, 2022
(in thousands USD)	Gross Carrying Amount	Currency Translation Adjustment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Customer relationships	$89,915	$(72)	(29,250)	$60,593	10.8
Tradename	1,234	16	(488)	762	2.9
Total	$91,149	$(56)	$(29,738)	$61,355	10.7
In 2021, the Company changed the estimated life of a certain tradename from indefinite to finite-lived and began amortizing it over the average remaining economic life of five years.
The Company’s indefinite-lived intangible assets relate to tradenames acquired in connection with business combinations. The tradenames balance was $16.4 million and $16.5 million as of June 30, 2023 and December 31, 2022, respectively. No impairment charges were recognized for the three and six months ended June 30, 2022 and 2023.

Note 7 – Long-term Debt
Long-term debt as of June 30, 2023 and December 31, 2022 consists of the following:

(in thousands USD)	June 30, 2023	December 31, 2022
Borrowings under revolving credit agreement, principal due January 1, 2025	$6,283	$3,000
Borrowings under term loan, principal due January 1, 2025	69,567	55,000
Unamortized debt issuance costs and debt discount(a)	—	(4,817)
Blue Torch Credit Facility, net of unamortized debt issuance costs and debt discount	75,850	53,183

Paycheck Protection Program loans, 1% interest, due May 2, 2025	187	234

Subordinated promissory note payable with a related party, 20% effective December 21, 2021, principal due March 31, 2023	776	673

Subordinated debt, guaranteed by a related party, principal due July 27, 2023	1,580	3,700
Unamortized debt issuance costs(a)	(48)	(70)
Subordinated debt, guaranteed by a related party, net of unamortized debt issuance costs	1,532	3,630

Convertible note payable with a related party, 11% interest capitalized every three months, principal due September 15, 2026	46	44
Convertible note payable with a related party, 11% interest capitalized every three months, principal due July 1, 2025	3,555	3,365
Convertible note payable with a related party, 17.41% interest capitalized every three months, principal due July 1, 2025	9,176	7,423
Convertible note payable with a related party, 11% interest capitalized every three months, principal due June 15, 2023	—	3,724
Convertible note payable with a related party, 17.41% interest capitalized every three months, principal due June 15, 2023	—	4,853
Unamortized debt premium and debt discount(a)	—	(1,073)
Second Lien Facility, net of unamortized debt premium and debt discount	12,777	18,336

Total debt, net of unamortized debt issuance costs, debt premium, and debt discount	91,122	76,056
Total financing obligations	397	533
Less: current portion of debt and financing obligations	(91,236)	(37,194)
Long-term debt and financing obligations, net of unamortized debt issuance costs, debt premium and debt discount, and current portion	$283	$39,395
_________________
(a)Debt issuance costs, premium, and discount are presented as a reduction, addition, and reduction to the Company’s debt, respectively in the Unaudited Condensed Consolidated Balance Sheets. $5.7 million and $1.9 million of debt issuance cost and discount/premium amortization was charged to interest expense for the six months ended June 30, 2023 and 2022.

Blue Torch Credit Facility
On May 27, 2022, the Company entered into a financing agreement (“Blue Torch Credit Facility”) by and among the Company, AN Global LLC, as borrower ("AN Global") certain subsidiaries of the Company, as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent. The Blue Torch Credit Facility is secured by substantially all of the Company’s, AN Global's and the Guarantors’ properties and assets and provides for a term loan of $55.0 million and revolving credit facility with an aggregate principal limit not to exceed $3.0 million at any time outstanding. On May 27, 2022, AN Global borrowed the full $55.0 million under the term loan. On June 28, 2022, AN Global borrowed $3.0 million under the revolving credit facility. The Company recognized $5.0 million in debt issuance costs.
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
Pursuant to Amendment No. 4, the Company agreed to pay approximately $34.0 million of the Company’s total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Thereafter, the Company covenanted to quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment also revised the maturity date of the Blue Torch Credit Facility from May 27, 2026 to January 1, 2025 and revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio. Interest is paid monthly for both loans and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 9.0% annually. Under default, the Company is required to pay interest monthly at a Reference Rate (as defined in the Blue Torch Credit Facility) plus a margin of 8% plus a 2% post-default margin. Interest on each loan is payable on the last day of the then effective interest period applicable to such loan and at maturity. The revolving credit facility will bear a 2.0% annual usage fee on any undrawn portion of the facility. In connection with Amendment No. 4, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such amount to the outstanding principal of the term loan. In addition, if the Company fails to repay the respective aggregate principal amounts on or prior to April 15, 2023, June 15, 2023 and September 15, 2023, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million, respectively, would be paid in kind by adding such fee to the outstanding principal of the term loan. If we meet these payments when due, which have not been met for April 15, 2023 and June 15, 2023 as noted below, then no fee would be added to the outstanding principal. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Credit Facility. Amendment No. 4 also required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance, in both cases on terms reasonable acceptable to Blue Torch. Lastly, Amendment No.4 granted a waiver for certain financial covenants as of December 31, 2022 and reset the covenant requirements for future periods. This amendment was determined to substantially alter the Blue Torch Credit Facility such that extinguishment accounting was applied. The Company recognized a $0.7 million debt discount and a loss on debt extinguishment of $10.2 million for the three months ended March 31, 2023. The Company recognized $1.1 million in debt issuance costs with the amendment.
The Company defaulted in making the March 31, 2023 interest payment and was not in compliance with the liquidity and aged accounts payable aging covenants, which constituted an event of default under the Blue Torch Credit Facility. On April 15, 2023, the Company did not pay the $15.0 million principal payment due by April 15, 2023 and thus $4.0 million in fees was added to the outstanding principal balance. On April 18, 2023, the Company entered into forbearance agreements regarding the Blue Torch Credit Facility and Second Lien Facility. Pursuant to the forbearance terms, the lenders agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies (other than certain limited remedies, such as continuing to accrue applicable default interest) under the loans until May 10, 2023 (which was subsequently extended to May 19, 2023, and then further extended to May 26, 2023), or earlier in the event of non-compliance with certain representations, covenants and other requirements, all subject to the terms and conditions thereof. Such forbearance has not been subsequently extended.

Furthermore, as contemplated in the forbearance agreements, on April 20, 2023, the Company entered into Amendment No. 5 to the Blue Torch Credit Facility that increased the revolver capacity thereunder by $3.0 million. The Company also incurred an additional $1.5 million in lenders fees associated with the forbearance and revolver amendments, of which $1.0 million is refundable if the revolver is paid in full by an agreed upon future date. In addition, the Company capitalized $0.9 million of interest payments not paid by March 31, 2023.
On June 15, 2023, the Company did not pay the $20.0 million principal payment due by June 15, 2023 under the Blue Torch Credit Facility and thus $2.0 million in fees was added to the outstanding principal balance under the Blue Torch Credit Facility.
On July 17, 2023, the Company entered into an additional amendment to the Blue Torch Credit Facility ("Amendment No.6") pursuant to which the lenders agreed to provide an additional term loan in the amount of $4.6 million. Among other amendments to the Blue Torch Credit Facility, Amendment No. 6 eliminated AN Global's ability to select an interest rate based on Term SOFR to apply to the loans thereunder, such that the interest rate applicable to all loans under the Blue Torch Credit Facility will now be determined as follows: the greatest of the following reference rates (a) 2.0% per annum (b) the Federal Funds rate plus 0.5% per annum (c) Adjusted Term SOFR plus 1.0% per annum or (d) the last prime rate quoted by the Wall Street Journal (which was 8.25% per annum as of the date of Amendment No. 6), plus an applicable margin (which is 8.0% per annum for reference rate loans), plus a 2.0% per annum post-default margin. AN Global paid an amendment fee of $2.5 million in connection with Amendment No. 6, which was paid in kind by capitalizing such fee and adding the amount to the outstanding principal amount under the Blue Torch Credit Facility.

Second Lien Facility
On November 22, 2021, the Company entered into a new Second Lien Facility (the “Second Lien Facility”) with Nexxus Capital and Credit Suisse (both of which are existing AgileThought shareholders and have representation on AgileThought’s Board of Directors), Manuel Senderos, Chief Executive Officer and Chairman of the Board of Directors, and Kevin Johnston, former Chief Operating Officer. The Second Lien Facility provides for a term loan facility in an initial aggregate principal amount of approximately $20.7 million, accruing interest at a rate per annum equal to 11.00% for the US dollar-denominated loan and 17.41% for the Mexican peso-denominated loan. The Second Lien Facility had an original maturity date of March 15, 2023. The Company recognized $0.9 million in debt issuance costs with the issuance.
On August 10, 2022, the Company entered into an amendment to the Second Lien Facility to extend the maturity date of the Tranche A (Credit Suisse), Tranche C (Senderos), and Tranche E (Johnston) loans to September 15, 2026, and provide for potential increases, that step up over time from one percent to five percent, in the interest rate applicable to the Tranche A loans. The amendment also extended the maturity date of the Tranche B (Nexxus Capital) loans thereunder to June 15, 2023, and provided for a mandatory conversion of the Tranche B loans thereunder, including interest and fees, into equity securities of the Company upon the maturity of said loans at a conversion price equal to $4.64 per share, subject to regulatory approval. The amendment also provided for the covenants and certain other provisions of the Second Lien Facility to be made consistent with those in the Blue Torch Credit Facility (and in certain cases for those covenants to be made less restrictive than those in the Blue Torch Credit Facility). This amendment was determined to substantially alter the debt agreement such that extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $11.7 million for the three months ended September 30, 2022. As part of the reassessment of the debt instrument, the Company bifurcated the conversion option on the Mexican peso-dominated loans and recognized an embedded derivative liability of $9.0 million as of the amendment date. See Note 3, Fair Value Measurements, for additional information.
On November 18, 2022, the Company entered into a letter agreement with the Tranche A (Credit Suisse) lenders. The letter agreement changed the conversion price at which the Credit Suisse lenders may convert their outstanding loans, interest, and fees into the Company’s common stock from a fixed conversion price of $4.64 per share to the closing price of one share of our common stock on the trading day immediately prior to the conversion date, subject to a floor price of $4.64 per share. This amendment was determined to substantially alter the Credit Suisse portion of the debt agreement such that extinguishment accounting was applied. The Company recognized a gain on debt extinguishment of $8.8 million for the three months ended December 31, 2022. The total loss on debt extinguishment related to the Second Lien Facility was $2.9 million for the twelve months ended December 31, 2022.
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
As described above, the Company defaulted in making the March 31, 2023 interest payment under the Blue Torch Credit Facility and was not in compliance with our Liquidity and our Accounts Payable aging covenants thereunder, which constituted an event of default under the Blue Torch Credit Facility and triggered a cross-default under the Second Lien Facility. On April 18, 2023, the Company entered into a forbearance agreement regarding the Second Lien Facility. Pursuant to the forbearance terms, the lenders under the Second Lien Facility agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies under their loans until May 10, 2023 (and are otherwise not permitted to accelerate the debt until the Blue Torch Credit Facility is paid in full).

On June 15, 2023, the outstanding principal, interest, and fees related to the Nexxus Capital loans automatically converted into 2,163,412 shares of common stock of the Company at a conversion price equal to $4.64 per share.
AGS Subordinated Promissory Note
On June 24, 2021, the Company entered into a subordinated promissory note with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million (the "AGS Subordinated Promissory Note"). The principal amount outstanding under the AGS Subordinated Promissory Note matured on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022. On August 4, 2022, the Company entered into another amendment to further extend the maturity date of the AGS Subordinated Promissory Note to January 31, 2023 ("January 2023 Maturity Date"). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20.0% per annum from the Original Maturity Date to the January 2023 Maturity Date calculated on the actual number of days elapsed.
On January 31, 2023, the AGS Subordinated Promissory Note was cancelled in full and restated for a principal amount of $0.8 million with accrued interest of $0.1 million. The outstanding principal and interest matured on March 31, 2023 (the "Extended Maturity Date"). In addition, the Company also agreed to the issuance of common stock of the Company with a value of approximately $1.8 million, equal to approximately two times the then-outstanding principal and interest under the AGS Subordinated Promissory Note. On February 10, 2023, the Company issued 414,367 shares of common stock to AGS Group to serve as collateral. Upon the earlier of the Extended Maturity Date or the occurrence of an event of default, AGS Group may sell those shares and apply 100% of the net proceeds therefrom to repay the AGS Subordinated Promissory Note. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, AGS Group shall remit such excess cash proceeds to the Company. Upon payment in full of the AGS Subordinated Promissory Note in cash by us or through sales of the shares by AGS Group, AGS Group shall return any of the unsold shares to the Company.
Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, the Company may only repay the AGS Subordinated Promissory Note with the proceeds of an equity issuance, and then only if the total leverage ratio is 2.50 to 1.00 or less and the Company is in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. The Company has entered into a letter agreement with AGS Group to provide that a failure to pay such indebtedness will not be deemed an event of default. As of June 30, 2023, the Company has not yet paid the AGS Promissory Note due to conditions of the Blue Torch Credit Facility.
Exitus Capital Subordinated Debt
On July 26, 2021, the Company agreed with existing lenders and Exitus Capital, S.A.P.I. de C.V. (“Exitus Capital”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (the “Exitus Capital Subordinated Debt”). Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. No periodic interest payments are currently required and the loan was due on January 26, 2022, with an option to extend for up to two additional six month terms. On January 25, 2022 and July 26, 2022, the Company exercised its option to extend the loan an additional six months, recognizing an additional $0.5 million debt issuance costs related to each loan extension.
On January 26, 2023, the Company entered into an amendment to extend the maturity date of the Exitus Capital Subordinated Debt from January 26, 2023 to July 27, 2023. In addition, the Company paid approximately $1.1 million of the principal amount of the Exitus Capital Subordinated Debt on January 27, 2023, plus a fee of approximately $0.4 million. On February 27, 2023 the Company paid an additional $1 million of the principal. The remaining principal of approximately $1.6 million was due and payable on the new maturity date of July 27, 2023. In addition, on January 31, 2023, the Company agreed to the issuance of common stock of the Company with a value of approximately $5.2 million, equal to approximately two times the then-current outstanding principal amount of the Exitus Capital Subordinated Debt. On February 10, 2023, the Company issued 1,207,712 shares of common stock to serve as collateral. The Company is obligated to issue additional shares to Exitus Capital from time to time if the value of the shares held by them is less than two times the outstanding principal amount of the loan. As of July 27, 2023, the remaining balance of the Exitus Capital Subordinated Debt was not repaid to Exitus Capital due to existing contractual restrictions in the Company's secured credit facilities and a related subordination agreement that prohibit payments by the Company and its subsidiaries in respect of subordinated debt, which failure to pay resulted in an event of default (under the cross-default provision) under the Blue Torch Credit Facility and the Second Lien Facility. As a result, Exitus Capital may be able to sell those shares and apply up to 100% of the net proceeds therefrom to repay the Exitus Capital Subordinated Debt.

Although a failure to pay Exitus Capital is a cross-default under both the Blue Torch Credit Facility and Second Lien Facility, it does not allow either of the Blue Torch or Second Lien Lenders to accelerate indebtedness due under their respective loans unless Exitus Capital accelerates the amounts due to it.
The Company's default status on the Blue Torch Credit Facility also triggered a cross-default on the Exitus Capital Subordinated Debt.
Paycheck Protection Program Loans
On April 30, 2020 and May 1, 2020, the Company received PPP loans through four of its subsidiaries for a total amount of $9.3 million. The PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the United States federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company submitted its forgiveness applications to the Small Business Administration (“SBA”) between November 2020 and January 2021. The monthly repayment terms were established in the notification letters with the amount of loan forgiveness. On December 25, 2020, $0.1 million of a $0.2 million PPP loan was forgiven. On March 9, 2021, $0.1 million of a $0.3 million PPP loan was forgiven. On June 13, 2021, $1.2 million of a $1.2 million PPP loan was forgiven. On January 19, 2022, $7.3 million of a $7.6 million PPP loan was forgiven resulting in a remaining PPP Loan balance of $0.3 million of which $0.1 million is due within the next year. The remaining payments are due quarterly until May 2, 2025 if not forgiven. All loan forgiveness was recognized in Other income, net of the Unaudited Condensed Consolidated Statements of Operations.
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
On June 24, 2021, an amendment was signed to modify the debt covenants for the periods June 30, 2021 and thereafter. In addition to the covenant modifications, the amendment also established the deferral of the monthly $1.0 million principal payments previously due in April and May, along with the $1.0 million payments due in June and July to September 30, 2021. As a result, the regular quarterly principal installments resumed, and the First Lien Facility lenders charged a $4.0 million fee paid upon the end of the term loan in exchange for the amended terms. The amendment resulted in a debt modification, thus the fees payable to the First Lien Facility lenders were capitalized and were amortized over the remaining life of the First Lien Facility. From September 30, 2021 to October 29, 2021, the Company entered into various amendments to extend the due date of the $4.0 million in principal payments previously due September 30, 2021 to November 19, 2021.
On November 29, 2021, the Company made a $20.0 million principal prepayment, which included the $4.0 million principal payment that was originally due September 30, 2021. The Company paid with proceeds from the Second Lien Facility. Furthermore, on December 29, 2021, the Company issued 4,439,333 shares of common stock to the administrative agent for the First Lien Facility (the “First Lien Shares”), which subject to certain terms and regulatory restrictions, may sell the First Lien Shares upon the earlier of August 29, 2022 and an event of default and apply the proceeds to the outstanding balance of the loan. In addition, the Company agreed to issue warrants to the administrative agent to purchase $7 million worth of the Company’s common stock for nominal consideration. The warrants will be issued on the earlier of full repayment of outstanding deferred fees or August 29, 2023. In addition, the Company may be required to pay the First Lien Facility lenders cash to the extent that we cannot issue some or all of the warrants due to regulatory restrictions. The First Lien Facility lenders charged an additional $2.9 million fee paid upon the end of the term loan in exchange for the amended terms.
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
On March 30, 2022, the Company entered into an amendment with the First Lien Facility and Second Lien Facility Lenders to waive the Fixed Charge Coverage Ratio for March 31, 2022. In addition, the Total Leverage Ratio covenant for the quarterly period ending March 31, 2022 was reset. As consideration for entering into this amendment, the Company agreed to pay the First Lien Facility’s administrative agent a fee equal to $0.5 million. The fee would be fully earned as of March 30, 2022 and due and payable upon the end of the term loan. However, the agreement provided that the fee shall be waived in its entirety if final payment in full occurred prior to or on May 30, 2022. The modification triggered by this new amendment was determined to be substantially different from the old instrument, therefore the modification was accounted for as an extinguishment and the debt instrument was adjusted to fair value as of March 31, 2022. The Company recognized a loss on debt extinguishment of $7.1 million in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.
On May 27, 2022, the Company paid approximately $40.2 million to settle the outstanding principal, interest, and a portion of the $6.9 million deferred fees related to amendments to the First Lien Facility. The First Lien Lenders waived the $0.5 million fee related to the March 30, 2022 amendment and returned 2,423,204 First Lien Shares as part of the deferred fees settlement. Since August 29, 2022 the First Lien Lenders may sell the remaining First Lien Shares and apply 100% of the net proceeds to the outstanding deferred fees obligation. The First Lien Lenders shall return any of the remaining unsold First Lien Shares upon full payment of the remaining deferred fees. As of June 30, 2023, total deferred fees payable on or before May 25, 2023, including fees recognized from prior amendments, totaled $3.5 million. These fees are recognized in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022.
Financial Covenants
The Blue Torch Credit Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each fiscal month.

Liquidity. As a result of Amendment No. 4, the Company is required to maintain liquidity above $1.0 million through March 24, 2023, above $2.0 million through April 15, 2023, and above $7.0 million at any time thereafter. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
First Lien Leverage Ratio. The First Lien Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any computation period as the ratio of (a) total indebtedness that is secured by a lien on assets which is equal or senior to the loans securing the Blue Torch Credit Facility (other than indebtedness under the Second Lien Facility) to (b) EBITDA for the computation period ending on such day. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Computation Period Ending	Leverage Ratio
June 30, 2023	6.00:1.00
July 31, 2023	5.28:1.00
August 31, 2023	4.51:1.00
September 30, 2023	4.12:1.00
October 31, 2023	3.50:1.00
November 30, 2023	3.14:1.00
December 31, 2023	4.63:1.00
January 31, 2024 and each fiscal month ending thereafter	3.50:1.00
EBITDA. The Company is subject to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023, which is a covenant to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to maintain a

12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
June 30, 2023	$10,607,000
July 31, 2023	12,023,000
August 31, 2023	14,055,000
September 30, 2023	15,415,000
October 31, 2023	18,117,000
November 30, 2023	20,224,000
December 31, 2023 and each fiscal month ending thereafter	13,707,000
The Second Lien Facility establishes the following financial covenants for the consolidated group:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $120.0 million as of the end of each fiscal month.
Liquidity. Requires the Company's liquidity to be not less than (i) $0.8 million at any time on or prior to March 24, 2023, (ii) $1.6 million at any time from March 24, 2023 to April 15, 2023, and (iii) $5.6 million at any time after April 15, 2023. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
First Lien Leverage Ratio. The First Lien Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any computation period as the ratio of (a) total indebtedness that is secured by a lien on assets which is equal or senior to the loans securing the Blue Torch Credit Facility (other than indebtedness under the Second Lien Facility) to (b) EBITDA for the computation period ending on such day. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Computation Period Ending	First Lien Leverage Ratio
June 30, 2023	7.20:1.00
July 31, 2023	6.34:1.00
August 31, 2023	5.41:1.00
September 30, 2023	4.94:1.00
October 31, 2023	4.20:1.00
November 30, 2023	3.77:1.00
December 31, 2023	5.56:1.00
January 31, 2024 and each fiscal quarter ending thereafter	4.20:1.00
EBITDA. The Company is subject to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023, which is a covenant to maintain a minimum EBITDA. The Company is required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
June 30, 2023	8,485,600
July 31, 2023	9,618,400
August 31, 2023	11,244,000
September 30, 2023	12,332,000
October 31, 2023	14,493,600
November 30, 2023	16,179,200
December 31, 2023 and each fiscal month end thereafter	10,965,600
The Company was not compliant with all financial covenants as of June 30, 2023.

Note 8 – Other Income, net
Items included in other income, net in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
Foreign exchange gain	$1,481	$(263)	$3,210	$(6)
Forgiveness of PPP loans	—	—	—	7,280
Other non-operating expense	(361)	(251)	(372)	(467)
Total other income, net	$1,120	$(514)	$2,838	$6,807
Note 9 – Income Taxes
Income tax expense and effective income tax rate were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
Income tax expense	$430	$(28)	$449	$223
Effective tax rates	(2.2%)	0.8%	(0.8%)	(2.3%)
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended June 30, 2023, the Company reported a tax expense of $0.4 million on a pretax loss of $19.9 million, which resulted in a negative effective tax rate of 2.2%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized..
For the three months ended June 30, 2022, the Company reported a tax benefit of less than $0.1 million on a pretax loss of $3.5 million, which resulted in an effective tax rate of 0.8%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
For the six months ended June 30, 2023, the Company reported a tax benefit of $0.4 million on a pretax loss of $57.9 million which resulted in an effective tax rate of 0.8%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.
For the six months ended June 30, 2022, the Company reported a tax expense of less than $0.2 million on a pretax loss of $9.6 million, which resulted in a negative effective tax rate of 2.3%. The Company’s effective tax rate differs from the U.S. Statutory rate of 21% due to the mix of earnings in international jurisdictions with relatively higher tax rates and losses incurred in jurisdictions for which no tax benefit is recognized.

Note 10 – Net Revenues
Disaggregated revenues by contract type and the timing of revenue recognition are as follows:

(in thousands USD)	Timing of Revenue Recognition	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Contract Type		2023	2022	2023	2022
Time and materials	over time	$26,278	$32,851	$54,395	$66,102
Fixed price	over time	12,047	13,315	25,774	24,288
Total		$38,325	$46,166	$80,169	$90,390

Liabilities by contract related to contracts with customers
As of June 30, 2023 and December 31, 2022, deferred revenues were $3.5 million and $2.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $1.2 million and $2.7 million, respectively, that was deferred in the previous period.
Major Customers
The Company derived 20% and 13% of its revenues from one significant customer for the three months ended June 30, 2023 and 2022, respectively.
The Company derived 20% and 13% of its revenues from one significant customer for the six months ended June 30, 2023 and 2022, respectively.
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
The following table presents the Company's geographic net revenues based on the geographic market where revenues are accumulated, as determined by customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
United States	$22,436	$29,287	$48,550	$58,285
Latin America	15,889	16,879	31,619	32,105
Total	$38,325	$46,166	$80,169	$90,390
The following table presents certain of our long-lived assets by geographic area, which includes property and equipment, net and operating lease right of use assets, net:

(in thousands USD)	June 30, 2023	December 31, 2022
United States	$3,609	$4,077
Latin America	4,263	5,629
Total long-lived assets	$7,872	$9,706
Note 12 – Restructuring
Restructuring expenses consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. During 2022, the Company incurred restructuring cost related to terminations and consolidations within our marketing department and various back office functions.
In March 2023, the Company initiated a plan to reduce operating costs and improve operating efficiency. As part of this initiative, there were terminations of nearly 250 employees. The Company recognized $1.1 million in charges during the six months ended June 30, 2023. Approximately $1.0 million of such expenses were unpaid as of June 30, 2023 and are expected to be paid during the third quarter of 2023. The Company may incur additional costs in connection with our plan to reduce operating costs and improve operating efficiency through the remainder of the year.

The following table summarizes the Company’s restructuring activities included in accrued liabilities:

(in thousands USD)	Organization Restructuring
Balance as of December 31, 2022	$615
Restructuring charges	3,618
Payments	(2,649)
Balance as of June 30, 2023	$1,584
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
As of June 30, 2023, there were 8,049,980 public warrants and 2,811,250 private placement warrants outstanding.

Note 14 – Stockholders’ Equity
As a result of the Business Combination, the Company authorized two classes of common stock: common stock and preferred stock.
Common Stock
As of June 30, 2023, the Company has 210,000,000 shares of common stock authorized, and 52,385,919 shares issued. Common stock has par value of $0.0001 per share. Holders of common stock are entitled to one vote per share.
On February 10, 2023, the Company issued 1,622,079 shares to its subordinated creditors to serve as collateral. The Company is obligated to issue additional shares to the creditors from time to time if the value of the shares held by them is less two times than the outstanding principal amount of the loan. See Note 7, Long-Term Debt, for further information.
On June 15, 2023, the Company issued 2,163,412 shares to Nexxus Capital as a result of the mandatory debt conversion. See Note 7, Long-Term Debt, for further information.
For the six months ended June 30, 2023, the Company issued 197,894 shares to senior employees and directors under the 2021 Equity Incentive Plan that are subject to a service vesting condition. See Note 16, Equity-based Arrangements, for further information.
Preferred Stock
Under the Company's certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having par value of $0.0001 per share. The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to determine preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2023, no preferred stock shares were issued and outstanding.
Note 15 – Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share, attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD, except share and loss per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(20,294)	$(3,545)	$(58,353)	$(9,892)

Weighted average number of common stock - basic and diluted	48,819,648	46,043,419	48,079,580	46,028,557

Loss per common share attributable to common stockholders:
Basic	$(0.42)	$(0.08)	$(1.21)	$(0.21)
Diluted	(0.42)	(0.08)	(1.21)	(0.21)

The following table presents securities that are excluded from the computation of diluted net loss per common stock as of the periods presented because including them would have been antidilutive:

	June 30,
	2023	2022
Public and private warrants	10,861,230	10,861,230
Common stock held by administrative agent with restricted resale rights	1,622,079	2,016,129
Unvested 2021 Plan awards for common stock with a service condition	1,831,411	1,152,284
Unvested 2021 Plan awards for common stock with a market condition	2,316,829	3,011,780
Unvested 2021 Plan awards for common stock with a performance condition	4,280,000	—

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
Service Condition Awards
The Company issues awards subject to a service vesting requirement to employees and directors that will vest on a ratable basis over a period of 1-5 years. The fair value of service condition award is determined on the closing stock price of the grant date of the award and is amortized on a straight-line basis over the vesting period of the award.
The Company recorded the following compensation costs related to service condition awards for the six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
Service Condition Awards - Expense	$635	$1,566	$1,638	$1,944
As of June 30, 2023, there was $5.0 million of total unrecognized compensation cost related to unvested service condition awards that is expected to be recognized over a weighted-average period of 2.9 years.
The following table summarizes the service condition awards activity for the six months ended June 30, 2023, and provides information for service condition awards outstanding as of June 30, 2023:

	2023
	Number of Awards	Weighted Average Fair Value
Unvested shares at January 1	899,210	$4.46
Granted	1,476,980	$2.04
Vested	(359,992)	$4.47
Forfeited	(184,787)	$4.44
Unvested shares at June 30	1,831,411	$4.41
The fair value of the grants and vested awards for the three and six months ended June 30, 2023 was $2.2 million and $1.6 million, respectively.
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

The Company recorded the following compensation costs related to market condition awards for the six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
Market Condition Awards - Expense	$354	$454	$898	$594
As of June 30, 2023, there was $3.4 million of total unrecognized compensation cost related to unvested market condition awards that is expected to be recognized over a weighted-average derived service period of 2.5 years.
The following table summarizes the market condition awards activity for the six months ended June 30, 2023, and provides information for market condition awards outstanding as of June 30, 2023:

	2023
	Number of Awards	Weighted Average Fair Value
Unvested shares at January 1	3,001,774	$2.49
Granted	87,570	$2.00
Vested	—	$—
Forfeited	(772,515)	$2.24
Unvested shares at June 30	2,316,829	$2.49
The fair value of the grants for the six months ended June 30, 2023 was $0.3 million. No market condition awards were vested.
Performance Condition Awards
On May 16, 2023, the Company issued 780,000 awards contingent on successful refinancing and repayment of the Blue Torch Credit Facility. The Company also issued a separate, 3,500,000 awards contingent on a successful merger or sale of the business. Neither event has occurred as of June 30, 2023, therefore no expense has been recognized related to these awards.
Employee Stock Purchase Plan
In connection with the Business Combination, on August 18, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 1,056,643 shares of common stock. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) the number of shares equal to 200% of the initial share reserve, unless a smaller number of shares may be determined by the Board. The purchase price of common stock will be 85% of the lesser of the fair market value of common stock on the first trading date or on the date of purchase. No purchases have been made under the ESPP during the six months ended June 30, 2023.

Note 17 – Commitments and Contingencies
The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. As of June 30, 2023 and December 31, 2022, the Company had labor lawsuits in process, whose resolution is pending. As of June 30, 2023 and December 31, 2022, the Company has recorded liabilities for labor lawsuits and/or litigation of $0.7 million and $0.6 million, respectively.
Note 18 – Supplemental Cash Flows
The following table provides detail of non-cash activity and cash flow information:

(in thousands USD)	Six Months Ended June 30,
Supplemental disclosure of non-cash investing activities & cash flow information	2023	2022
Cash paid during the year for income tax	461	—
Forgiveness of PPP loans	—	7,280
Right-of-use assets obtained in exchange for operating lease liabilities	22	1,359
Assets obtained in exchange for a finance lease obligation	31	—
Cash paid during the period for interest	2,148	1,489
Fees capitalized by creditor	7,500	—
Note 19 – Subsequent Events
Management has evaluated all subsequent events until August 14, 2023, when the unaudited condensed consolidated financial statements were issued. Accordingly, where applicable, the notes to these Unaudited Condensed Consolidated Financial Statements have been updated and adjustments to the Company's Unaudited Condensed Consolidated Financial Statements have been reflected.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 "Financial Statements and Supplementary Data" on our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in such Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
For the three months ended June 30, 2023, we had 96 active clients, in the six months ended June 30, 2023, we had active clients 107 and for the twelve months ended June 30, 2023, we had 134 active clients.
As of June 30, 2023 we had 5 delivery centers across the United States, Mexico, Brazil, and Argentina from which we deliver services to our clients. As of June 30, 2023, we had 1,921 billable employees providing services remotely, from our talent centers or directly at client locations in the United States and Latin America. The breakdown of our employees by geography is as follows for the dates presented:

	As of June 30,		As of December 31,
Employees by Geography	2023	2022	2022
United States	176	291	249
Latin America	2,010	2,317	2,255
Total	2,186	2,608	2,504
Total headcount decreased by 422 people from June 30, 2022 to June 30, 2023. The decrease is related mainly to the Company´s strategy to exit non-core projects which entails the exit of employees whose skill-set was not matching the purely-digital engagements the Company is actively pursuing. In addition, due the first half of 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency. Our Latin America based headcount decreased by 307 people from June 30, 2022 to June 30, 2023 and our United States based headcount decreased by 115.
The following table presents our revenue by geography for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geography (in thousands)	2023	2022	2023	2022
United States	$22,436	$29,287	$48,550	$58,285
Latin America	15,889	16,879	31,619	32,105
Total	$38,325	$46,166	$80,169	$90,390
For the three months ended June 30, 2023, our revenue was $38.3 million as compared to $46.2 million for the three months ended June 30, 2022. We generated 58.5% and 63.4% of our revenue from clients located in the United States and 41.5% and 36.6% of our revenue from clients located in Latin America for the three months ended June 30, 2023 and 2022, respectively.
The following table presents our loss before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loss before income taxes	$(19,879)	$(3,530)	$(57,931)	$(9,577)
Our loss before income taxes was $57.9 million and $9.6 million for the six months ended June 30, 2023 and 2022, respectively, and for the same periods, our loss as percentage of revenue was 72.3% and 10.6%, respectively.
Factors Affecting Our Performance
We believe that the key factors affecting our performance and results of operations include our ability to:
Expand Our Client Footprint in the United States
We are focused on growing our client footprint in the United States and furthering the application of our proven business capabilities in the U.S. market. We are currently working towards gradually exiting non-core engagements to focus on a highly strategic client base, requiring purely next-gen digital services, which are more aligned with our ideal client profile which targets clients with an average annual revenue potential of +$10 million and consumes our highly specialized Guild delivery model. We acquired 4th Source in 2018 and AgileThought, LLC in 2019, both U.S. headquartered and operated companies. For the three months ended June 30, 2023 and 2022, we had 50 and 55 active clients in the United States, respectively, for the six months ended June 30, 2023 and 2022, respectively, we had 53 and 60 active clients in the United States, and for the twelve month period ended June 30, 2023 and June 30, 2022 we had 63 and 74 active clients in the United States, respectively. We define an active client at a specific date as a client with whom we have recognized revenue for our services during the preceding 12-month period. As of June 30, 2023, we had 176 employees located in the United States. We believe we have a significant opportunity to penetrate the U.S. market further and expand our U.S. client base. Our ability to expand our footprint in the United States will depend on several factors, including the U.S. market perception of our services, our ability to increase nearshore delivery successfully, our ability to successfully integrate acquisitions, as well as pricing, competition and overall economic conditions, and to a lesser extent our ability to complete future complementary acquisitions.

Expand Our Client Footprint in Latin America

We are also focused on growing our client footprint in Latin America and leveraging our local experience and network to capitalize on the region’s growth potential. The Latin America region is expected to experience the second strongest growth in digital transformation from 2022 to 2026 with a five year projected compounded annual growth rate of approximately 20%. Our business started in Mexico and we have established experience in the Latin America market since then, and we believe our experience allows us to tailor our offerings and naturally assertively approach our clients in that market. Our revenues for the three months ended June 30, 2023 and 2022 revenues from Latin America clients were 41.5% and 36.6% of our total revenue, respectively.

Penetrate Existing Clients via Cross-Selling

We seek to strengthen our relationships with existing clients by cross-selling additional services. We have a proven track record of expanding our relationship with clients by offering a wide range of complementary services. Our ten largest active clients based on revenue accounted for $24.8 million, or 64.6%, and $28.0 million, or 60.6%, of our total revenue in the three months ended June 30, 2023 and 2022, respectively. The average revenue from our ten largest clients was $2.5 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, and was $5.1 million and $5.5 million in the six months ended June 30, 2023 and 2022, respectively. The following table shows the active client concentration from the top client to the top twenty clients, for the periods presented:

	Percent of Revenue for the Three Months Ended June 30,		Percent of Revenue for Six Months Ended June 30,
Client Concentration	2023	2022	2023	2022
Top client	20.2%	12.7%	20.2%	12.5%
Top five clients	48.8%	41.8%	48.2%	42.1%
Top ten clients	64.6%	60.6%	63.3%	61.0%
Top twenty clients	81.4%	77.8%	80.0%	78.0%
The following table shows the number of our active clients by revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		For Twelve Months Ended June 30,
Active Clients by Revenue	2023	2022	2023	2022	2023	2022
>$5 Million	1	1	4	5	8	9
>$2 – $5 Million	3	5	5	5	13	12
>$1 – $2 Million	5	4	9	13	12	11
<$1 Million	87	98	86	97	96	134
Total	96	108	104	120	129	166

Greater than $1 million	9	10	18	23	33	32
The decrease in the total number of active clients from June 30, 2022 to June 30, 2023 is mainly related to our gradual efforts, starting during the third quarter of 2022, to de-emphasize non-core projects and to focus on strategic digital projects.
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
Attract, Develop, Retain and Utilize Highly Skilled Employees
We believe that attracting, training, retaining and utilizing highly skilled employees with capabilities in next-generation technologies will be key to our success. As of June 30, 2023, we had 2,186 employees. We continuously invest in training our employees and offer regular technical and language training, as well as other professional advancement programs. These programs not only help ensure our employees are well trained and knowledgeable, but also help enhance employee retention.
Strengthen Onshore and Nearshore Delivery with Diversification in Regions
In order to drive digital transformation initiatives for our clients, we believe that we need to be near the regions in which our clients are located and in similar time zones. We have established a strong base for our onshore and nearshore delivery model across Mexico. We also have offices in Argentina, Brazil, Costa Rica and the United States to source diverse talent and be responsive to clients in our core markets. Since January 1, 2018, we have added 4 offices, including one in the United States (Tampa, Florida) and three in Mexico (one in Mexico City and the other two in Merida and Colima as a result of the acquisitions). From December 31, 2022 to June 30, 2023, our delivery headcount decreased by 223 or 10.4%, mainly driven by the voluntary and involuntary attrition observed during the first quarter of 2023. As we continue to grow our relationships, we will expand our presence in other cities in Mexico and other countries in similar time zones, such as Argentina and Costa Rica. While we believe that we currently have sufficient delivery center capacity to address our near-term needs and opportunities, as the recovery from the COVID-19 pandemic continues, and with our goal to expand our relationships with existing clients, attract new clients and expand our footprint in the United States, we will need to expand our teams through remote work opportunities and at existing and new delivery centers in nearshore locations with an abundance of technical talent. As we do so, we compete for talented individuals with other companies in our industry and companies in other industries.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross Profit Margin	32.1%	34.7%	34.0%	33.8%
Loss from Operations (in thousands)	$(5,289)	$(237)	$(40,842)	$(10,292)
Adjusted Operating (Loss) Income (in thousands)	$(2,590)	$3,488	$(3,776)	$4,635
Net Loss (in thousands)	$(20,309)	$(3,502)	$(58,380)	$(9,800)
Adjusted Net Loss (in thousands)	$(6,419)	$1,932	$(10,581)	$1,495
Diluted EPS	$(0.42)	$(0.08)	$(1.21)	$(0.21)
Adjusted Diluted EPS	$(0.13)	$0.04	$(0.22)	$0.03
Number of large active clients (at or above $1.0 million of revenue in prior 12-month period) as of end of period	33	32	33	32
Revenue concentration with top 10 clients as of end of period	64.6%	60.6%	63.3%	61.0%
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the presented periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net revenues	$38,325	$46,166	$80,169	$90,390
Cost of revenue	26,040	30,138	52,951	59,851
Gross profit	12,285	16,028	27,218	30,539
Operating expenses:
Selling, general and administrative expenses	14,834	12,244	30,883	25,550
Depreciation and amortization	1,881	1,737	3,744	3,491
Change in fair value of embedded derivative	(3,306)	—	(4,685)	—
Change in fair value of warrant liability	(1,321)	478	(2,136)	956
(Gain) loss on debt extinguishment	(101)	(950)	10,061	6,186
Equity-based compensation expense	989	2,019	2,536	2,537
Impairment charges	—	—	19,070	—
Restructuring expense	1,101	162	3,618	915
Other operating expenses, net	3,497	575	4,969	1,196
Total operating expenses	17,574	16,265	68,060	40,831
Loss from operations	(5,289)	(237)	(40,842)	(10,292)
Interest expense, net	(15,710)	(2,779)	(19,927)	(6,092)
Other income (expense), net	1,120	(514)	2,838	6,807
Loss before income tax	(19,879)	(3,530)	(57,931)	(9,577)
Income tax (benefit) expense	430	(28)	449	223
Net loss	(20,309)	(3,502)	(58,380)	(9,800)
Net (loss) income attributable to noncontrolling interests	(15)	43	(27)	92
Net loss attributable to the Company	$(20,294)	$(3,545)	$(58,353)	$(9,892)
The following table sets forth our unaudited condensed consolidated statements of operations information expressed as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.9%	65.3%	66.0%	66.2%
Gross profit	32.1%	34.7%	34.0%	33.8%
Operating expenses:
Selling, general and administrative expenses	38.7%	26.5%	38.5%	28.3%
Depreciation and amortization	4.9%	3.8%	4.7%	3.9%
Change in fair value of embedded derivative	(8.6)%	—%	(5.8)%	—%
Change in fair value of warrant liability	(3.4)%	1.0%	(2.7)%	1.1%
(Gain) loss on debt extinguishment	(0.3)%	(2.1)%	12.5%	6.8%
Equity-based compensation expense	2.6%	4.4%	3.2%	2.8%
Impairment charges	—%	—%	23.8%	—%
Restructuring expense	2.9%	0.4%	4.5%	1.0%
Other operating expenses, net	9.1%	1.2%	6.2%	1.3%
Total operating expenses	45.9%	35.2%	84.9%	45.2%
Loss from operations	(13.8)%	(0.5)%	(50.9)%	(11.4)%

Interest expense, net	(41.0)%	(6.0)%	(24.9)%	(6.7)%
Other income (expense), net	2.9%	(1.1)%	3.5%	7.5%
Loss before income tax	(51.9)%	(7.6)%	(72.3)%	(10.6)%
Income tax (benefit) expense	1.1%	(0.1)%	0.6%	0.2%
Net loss	(53.0)%	(7.6)%	(72.8)%	(10.8)%
Net (loss) income attributable to noncontrolling interests	—%	0.1%	—%	0.1%
Net loss attributable to the Company	(53.0)%	(7.7)%	(72.8)%	(10.9)%
Comparison of the three months ended June 30, 2023 and 2022
Net revenues

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Net Revenues	$38,325	$46,166	(17.0)%
Net revenues for the three months ended June 30, 2023 decreased $7.9 million, or 17.0%, to $38.3 million from $46.2 million for the three months ended June 30, 2022. The decrease was mainly due to decreased services and reduced scope in projects with existing clients.
Net Revenues by Geographic Location

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
United States	$22,436	$29,287	(23.4)%
Latin America	15,889	16,879	(5.9)%
Total	$38,325	$46,166	(17.0)%
Net revenues from our United States operations for the three months ended June 30, 2023 decreased $6.9 million, or 23.4%, to $22.4 million from $29.3 million for the three months ended June 30, 2022. The change was mainly driven by decreases in projects with new clients and reduced scope of work with existing clients.
Net revenues from our Latin America operations for the three months ended June 30, 2023 decreased $1.0 million, or 5.9%, to $15.9 million from $16.9 million for the three months ended June 30, 2022. The change was driven by a slight decrease in scope with a significant existing customer.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Time and materials	$26,278	$32,851	(20.0)%
Fixed price	12,047	13,315	(9.5)%
Total	$38,325	$46,166	(17.0)%
Net revenues from our time and materials contracts for the three months ended June 30, 2023 decreased $6.6 million, or 20.0%, to $26.3 million from $32.9 million for the three months ended June 30, 2022. The main driver of the net variation is related to the decrease in service volume with existing and new customers under the time and materials revenue model towards fixed-price engagements. Net revenues from our fixed price contracts for the three months ended June 30, 2023 decreased $1.3 million, or 9.5%, to 12.0 million from $13.3 million for the three months ended June 30, 2022. The main driver of the net decrease is due to the overall decrease in project scope offset by the shift to fixed price core delivery teams with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Cost of revenue	$26,040	$30,138	(13.6)%
% of net revenues	67.9%	65.3%
Cost of revenue for the three months ended June 30, 2023 decreased $4.1 million, or 13.6%, to $26.0 million from $30.1 million for the three months ended June 30, 2022. The decrease was primarily related to the reduction in revenues resulting in less costs for these periods in addition to realizing stronger margins on existing projects.
Selling, general and administrative expenses

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Selling, general and administrative expenses	$14,834	$12,244	21.2%
% of net revenues	38.7%	26.5%
Selling, general and administrative expenses for the three months ended June 30, 2023 increased $2.6 million, or 21.2%, to $14.8 million from $12.2 million for the three months ended June 30, 2022. The increase was primarily due to a $1.4 million reclass from cost of revenues to selling, general and administrative expenses related to costs for our Tech Ops team, $0.3 million in employee costs mostly driven by new hires in the sales team in addition to the guild bench as a result of our adoption of a guild delivery model during 2022, and $0.9 million in fees related to the early termination of our talent center lease.
Depreciation and amortization

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Depreciation and amortization	$1,881	$1,737	8.3%
% of net revenues	4.9%	3.8%
Depreciation and amortization for three months ended June 30, 2023 and 2022, was $1.9 million and $1.7 million, respectively.
Change in fair value of embedded derivative

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Change in fair value of embedded derivative	$(3,306)	$—	100.0%
% of net revenues	(8.6)%	—%
Change in fair value of embedded derivative for the three months ended June 30, 2022 resulted in a gain of $3.3 million. The gain was driven by the decline in the Company stock price as of June 30, 2023, which provided a favorable conversion position for the Company.

Change in fair value of warrant liability

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Change in fair value of warrant liability	$(1,321)	$478	(376.4)%
% of net revenues	(3.4)%	1.0%
Change in fair value of warrant liability for the three months ended June 30, 2023 increased $1.8 million or 376.4% to $1.3 million (gain) from a $0.5 million loss for the three months ended June 30, 2022. The gain was primarily driven by a decrease in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2022 to June 30, 2023.
Gain on debt extinguishment

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Gain on debt extinguishment	$(101)	$(950)	(89.4)%
% of net revenues	(0.3)%	(2.1)%
Gain on debt extinguishment for the three months ended June 30, 2023 decreased $0.9 million or 89.4% to $0.1 million from $1.0 million for the three months ended June 30, 2022; due to mandatory conversion of the Nexxus Capital loan in June 2023, refer to Note 7, Long-Term Debt, for further information.
Equity-based compensation expense

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Equity-based compensation expense	$989	$2,019	(51.0)%
% of net revenues	2.6%	4.4%
Equity-based compensation expense for the three months ended June 30, 2023 decreased $1.0 million, or 51.0% to $1.0 million from $2.0 million for the three months ended June 30, 2022. The Company made significant issuances under the 2021 equity plan to compensate employees in the second quarter of 2022 that immediately vested, no such immediately vested awards were issued in 2023. Refer to Note 16, Equity-based Arrangements, for further information.
Restructuring expense

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Restructuring expense	$1,101	$162	579.6%
% of net revenues	2.9%	0.4%
Restructuring expense for the three months ended June 30, 2023 increased $0.9 million, or 579.6%, to $1.1 million from $0.2 million for the three months ended June 30, 2022. During the first half of 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency.

Other operating expenses, net

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Other operating expense, net	$3,497	$575	508.2%
% of net revenues	9.1%	1.2%
Other operating expense, net for three months ended June 30, 2023 increased $2.9 million, or 508.2%, to $3.5 million from and $0.6 million for the three months ended June 30, 2022. This was mainly driven by increased fees for legal services, tax audit consultants, and loss on asset disposals.
Interest expense, net

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Interest expense, net	$(15,710)	$(2,779)	465.3%
% of net revenues	(41.0)%	(6.0)%
Interest expense for the three months ended June 30, 2023 increased $12.9 million, or 465.3%, to $15.7 million from $2.8 million for the three months ended June 30, 2022. The increase was primarily due to the $6.0 million in fees that was charged under the Blue Torch Credit Facility from missed payments. Refer to Note 7, Long-Term Debt, for further information.
Other income (expense), net

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Other income (expense), net	$1,120	$(514)	317.9%
% of net revenues	2.9%	(1.1)%
Other income (expense), net for the three months ended June 30, 2023 increased $1.6 million, or 317.9%, to $1.1 million from $(0.5) million for the three months ended June 30, 2022. The change was primarily driven by a favorable rates on foreign currency transactions in 2023.
Income tax expense (benefit)

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Income tax expense (benefit)	$430	$(28)	(1635.7)%
Effective income tax rate	(2.2)%	0.8%
Income tax expense (benefit) for the three months ended June 30, 2023 increased by $0.5 million, or 1,635.7%, for the three months ended June 30, 2022 due to differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Comparison of the six months ended June 30, 2023 and 2022
Net revenues

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Net Revenues	$80,169	$90,390	(11.3)%
Net revenues for the six months ended June 30, 2023 decreased $10.2 million, or 11.3%, to $80.2 million from $90.4 million for the six months ended June 30, 2022. The decrease was mainly due to decreased services and reduced scope in projects with existing clients.
Net Revenues by Geographic Location

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
United States	$48,550	$58,285	(16.7)%
Latin America	31,619	32,105	(1.5)%
Total	$80,169	$90,390	(11.3)%
Net revenues from our United States operations for the six months ended June 30, 2023 decreased $9.7 million, or 16.7%, to $48.6 million from $58.3 million for the six months ended June 30, 2022. The change was mainly driven by decreases in projects with new clients and reduced scope of work with existing clients.
Net revenues from our Latin America operations for the six months ended June 30, 2023 increased $(0.5) million, or (1.5)%, to $31.6 million from $32.1 million for the six months ended June 30, 2022. The change was driven by an increase in scope with a significant existing customer.
Revenues by Contract Type
The following table sets forth net revenues by contract type and as a percentage of our revenues for the periods indicated:

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Time and materials	$54,395	$66,102	(17.7)%
Fixed price	25,774	24,288	6.1%
Total	$80,169	$90,390	(11.3)%
Net revenues from our time and materials contracts for the six months ended June 30, 2023 decreased $11.7 million, or 17.7%, to $54.4 million from $66.1 million for the six months ended June 30, 2022. The main driver of the net variation is related to the decrease in service volume with existing and new customers under the time and materials revenue model towards fixed-price engagements. Net revenues from our fixed price contracts for the six months ended June 30, 2023 increased $1.5 million, or 6.1%, to $25.8 million from $24.3 million for the six months ended June 30, 2022. The main driver of the net increase is related to the shift to fixed price core delivery teams with two major clients from the financial services industry in Latin America, combined with additional revenues coming from fixed price engagements with other major existing customers.
Cost of revenue

Six Months Ended June 30,		% Change
2023	2022	2023 vs. 2022
(in thousands, except percentages)

Cost of revenue	$52,951	$59,851	(11.5)%
% of net revenues	66.0%	66.2%
Cost of revenue for the six months ended June 30, 2023 decreased $6.9 million, or 11.5%, to $53.0 million from $59.9 million for the six months ended June 30, 2022. The decrease was primarily related to the reduction in revenues resulting in less costs for these periods in addition to realizing stronger margins on existing projects.
Selling, general and administrative expenses

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Selling, general and administrative expenses	$30,883	$25,550	20.9%
% of net revenues	38.5%	28.3%
Selling, general and administrative expenses for the six months ended June 30, 2023 increased $5.3 million, or 20.9%, to $30.9 million from $25.6 million for the six months ended June 30, 2022. The increase was primarily due to a $1.4 million reclass from cost of revenues to selling, general and administrative expenses related to costs for our Tech Ops team, $3.7 million in employee costs mostly driven by new hires in the sales team in addition to the guild bench as a result of our adoption of a guild delivery model during 2022, and $0.9 million in fees related to the early termination of our talent center lease, offset by a decrease of $0.2 million from employee terminations and $0.3 million reduction in professional service fees.
Depreciation and amortization

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Depreciation and amortization	$3,744	$3,491	7.2%
% of net revenues	4.7%	3.9%
Depreciation and amortization for six months ended June 30, 2023 and 2022, was $3.7 million and $3.5 million, respectively.
Change in fair value of embedded derivative

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Change in fair value of embedded derivative	$(4,685)	$—	100.0%
% of net revenues	(5.8)%	—%
Change in fair value of embedded derivative for the six months ended June 30, 2023 resulted in a gain of $4.7 million. The gain was driven by the decline in the Company stock price as of June 30, 2023, which provided a favorable conversion position for the Company.
Change in fair value of warrant liability

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Change in fair value of warrant liability	$(2,136)	$956	(323.4)%
% of net revenues	(2.7)%	1.1%
Change in fair value of warrant liability for the six months ended June 30, 2023 decreased $3.1 million or 323.4% to $2.1 million (gain) from a $1.0 million loss for the six months ended June 30, 2022. The gain was primarily driven by a decrease in the market price of our public warrants, changes in the risk-free rate of return and volatility used to estimate the fair value of our warrant liability from December 31, 2022 to June 30, 2023.

Loss on debt extinguishment

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Loss on debt extinguishment	$10,061	$6,186	62.6%
% of net revenues	12.5%	6.8%
Loss on debt extinguishment for the six months ended June 30, 2023 increased $3.9 million or 62.6% to $10.1 million from $6.2 million; due to the amendment signed on March 7, 2023 for the Blue Torch Credit Facility and the mandatory conversion of the Nexxus Capital loan in June 2023, refer to Note 7, Long-Term Debt, for further information.
Equity-based compensation expense

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Equity-based compensation expense	$2,536	$2,537	—%
% of net revenues	3.2%	2.8%
Equity-based compensation expense for the six months ended June 30, 2023 and 2022 was $2.5 million, respectively. Refer to Note 16, Equity-based Arrangements, for further information.
Impairment charges

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Impairment charges	$19,070	$—	100.0%
% of net revenues	23.8%	—%
The Company recognized during the six months ended June 30, 2023 a $19.1 million non-cash impairment charge related to goodwill allocated to our LATAM reporting unit.

Restructuring expense

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Restructuring expense	$3,618	$915	295.4%
% of net revenues	4.5%	1.0%
Restructuring expense for the six months ended June 30, 2023 increased $2.7 million, or 295.4%, to $3.6 million from $0.9 million for the six months ended June 30, 2022. During the first half of 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency.

Other operating expenses, net

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Other operating expense, net	$4,969	$1,196	315.5%
% of net revenues	6.2%	1.3%
Other operating expense, net for six months ended June 30, 2023 increased $3.8 million, or 315.5%, to $5.0 million from and $1.2 million for the six months ended June 30, 2022. This was mainly driven by increased fees for legal services, tax audit consultants, and loss on asset disposals.
Interest expense, net

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Interest expense, net	$(19,927)	$(6,092)	227.1%
% of net revenues	(24.9)%	(6.7)%
Interest expense for the six months ended June 30, 2023 increased $13.8 million, or 227.1%, to $19.9 million from $6.1 million for the six months ended June 30, 2022. The increase was primarily due to the $6.0 million in fees that was charged under the Blue Torch Credit Facility from missed payments. Refer to Note 7, Long-Term Debt, for further information.
Other Income, net

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Other income, net	$2,838	$6,807	(58.3)%
% of net revenues	3.5%	7.5%
Other income, net for the six months ended June 30, 2023 decreased $4.0 million, or 58.3%, to $2.8 million from $6.8 million for the six months ended June 30, 2022. The change was primarily driven by a $7.3 million decrease in gain on debt forgiveness, recognized in June 30, 2022.
Income tax expense (benefit)

	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Income tax expense (benefit)	$449	$223	101.3%
Effective income tax rate	(2.2)%	(2.3)%
Income tax expense for the six months ended June 30, 2023 increased by $0.2 million, or 101.3%, for the six months ended June 30, 2022 due to differences in losses incurred in jurisdictions for which no tax benefit is recognized. For additional information, see Note 10, Income Taxes, to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
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
The following table presents the reconciliation of our Adjusted Operating (Loss) Income to our Loss from operations, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD)	2023	2022	2023	2022
Loss from operations	$(5,289)	$(237)	$(40,842)	$(10,292)
Change in fair value of embedded derivative liability	(3,306)	—	(4,685)	—
Change in fair value of warrant liability	(1,321)	478	(2,136)	956
Equity-based compensation expense	989	2,019	2,536	2,537
Impairment charges	—	—	19,070	—
Restructuring expenses[1]	1,101	162	3,618	915
(Gain) loss on debt extinguishment	(101)	(950)	10,061	6,186
Intangible assets amortization	1,840	1,620	3,633	3,228
Transaction costs	1,794	—	1,794	9
Other operating expense, net[2]	1,703	396	3,175	1,096
Adjusted Operating (Loss) Income	$(2,590)	$3,488	$(3,776)	$4,635
1 - Represents restructuring expenses associated with the ongoing reorganization of our business operations and realignment efforts. Refer to Note 12, Restructuring, within our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
2 - Represents professional service fees primarily comprised of legal fees advising with debt restructuring, tax consulting fees in connection with review advisory and corporate consolidation project assessments, as well as other miscellaneous non-operating/ non-recurring items.
•Adjusted Net (Loss) Gain: Net loss adjusted to exclude the change in fair value of embedded derivative, plus the change in fair value of warrant liability, plus equity-based compensation expense, plus impairment charges, plus restructuring expenses, plus (gain) loss on business dispositions, plus foreign exchange loss (gain), plus loss (gain) on debt extinguishment and debt forgiveness, plus intangible assets amortization, plus certain transaction costs, plus paid in kind interest and amortization of debt issuance cost and certain other expense, net.
•Adjusted Diluted EPS: Adjusted Net loss, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of our Adjusted Net Loss to our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands USD, except share data)	2023	2022	2023	2022
Net loss	$(20,309)	$(3,502)	$(58,380)	$(9,800)
Change in fair value of embedded derivative liability	(3,306)	—	(4,685)	—
Change in fair value of warrant liability	(1,321)	478	(2,136)	956
Equity-based compensation expense	989	2,019	2,536	2,537
Impairment charges	—	—	19,070	—
Restructuring expenses	1,101	162	3,618	915
Foreign exchange (gain) loss[1]	(1,481)	259	(3,210)	7
(Gain) loss on debt extinguishment and debt forgiveness	(101)	(950)	10,061	(1,094)
Intangible assets amortization	1,840	1,620	3,633	3,228
Transaction costs	1,794	—	1,794	9
Paid in kind interests and amortization of debt issuance cost, premiums and discounts	12,311	1,203	13,571	3,177
Other expense, net[2]	2,064	643	3,547	1,560
Adjusted Net (Loss) Gain	$(6,419)	$1,932	$(10,581)	$1,495
Number of shares used in Adjusted Diluted EPS	48,819,648	46,340,888	48,079,580	46,326,025
Adjusted Diluted EPS	$(0.13)	$0.04	$(0.22)	$0.03
1 - Represents foreign exchange loss (gain) due to foreign currency transactions
2 - Represents professional service fees primarily comprised of legal fees advising with debt restructuring, tax consulting fees in connection with review advisory and corporate consolidation project assessments, fines and penalties, as well as other miscellaneous non-operating/ non-recurring items.
Liquidity and Capital Resources

Our main sources of liquidity have been our cash and cash equivalents, cash generated from operations, and proceeds from issuances of stock and debt. Our main uses of cash are funds to operate our business, make principal and interest payments on our outstanding debt and capital expenditures.

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

As discussed in Note 7, Long-term Debt, the Company is currently in default under its Blue Torch Credit Facility. This default triggered cross-defaults under our Second Lien Facility, requiring a reclassification to our total current portion of long-term debt from $37.2 million as of December 31, 2022 to $91.1 million on June 30, 2023. The Company's current liabilities have been adversely impacted and resulted in a negative working capital of $103.7 million. The Blue Torch Credit Facility lenders had granted a forbearance limiting the immediate acceleration of the debt, which forbearance expired on until May 26, 2023. As of July 31, 2023, the Company had available cash of $3.8 million and will require additional liquidity to satisfy its current debt obligations and to continue its operations over the next 12 months. Based on the above, substantial doubt about the Company’s ability to continue as a going concern exists.
In an effort to alleviate these conditions, the Company has pursued several strategies with two nationally recognized financial advisors engaged in various roles.. These strategies have included or may include, but are not limited to, seeking private equity financing, restructuring our debt, seeking for strategic merger and acquisition alternatives, and restructuring operations to increase revenues and decrease expenses. These financial advisors have, among other efforts, completed broad merger and acquisition searches, following which the Company is in continuing discussions with a few possible candidates. Yet another financial advisor is in the process of a broad search for new debt financing and is in early stages of discussions with prospective sources. However, given the Company's performance and circumstances in addition to the impact of the economic downturn on the U.S. and global financial markets, the Company has not reached agreement with any merger and acquisition counterparty to date nor made significant progress with any new lenders and there can be no assurance that any such agreement with any counterparty or new loan agreement will be reached or that, if reached, will be on favorable terms or successfully concluded. As such, there can be no assurance that the Company will be able to obtain currently needed liquidity on acceptable terms, if at all. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the continuing loss of confidence by investors and employees. Obtaining additional financing contains risks, including that additional equity financing may not be available to us on satisfactory terms and that we may need to seek bankruptcy protection in the near term.

Debt

Blue Torch Credit Facility

On May 27, 2022, the Company entered into a financing agreement (“Blue Torch Credit Facility”) by and among the Company, AN Global LLC, as borrower ("AN Global") certain subsidiaries of the Company, as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, and Blue Torch Finance LLC (“Blue Torch”), as the administrative agent and collateral agent. The Blue Torch Credit Facility is secured by substantially all of the Company’s, AN Global's and the Guarantors’ properties and assets and provides for a term loan of $55.0 million and revolving credit facility with an aggregate principal limit not to exceed $3.0 million at any time outstanding, both of which were fully drawn as of June 28, 2022. We used approximately $40.2 million from the Blue Torch financing agreement to refinance the outstanding principal, interest, and a portion of the $6.9 million deferred fees related amendments on our Prior First Lien Credit Facility. The remaining $14.8 million from the Blue Torch Credit Facility was used to pay approximately $9.0 million of certain past-due accounts and approximately $5.8 million was used for operations and general corporate purposes.

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

Pursuant to Amendment No. 4, the Company agreed to pay approximately $34.0 million of the Company’s total indebtedness and related obligations in 2023, including principal payments of $15.0 million by April 15, 2023, $20.0 million by June 15, 2023 (inclusive of the $15.0 million by April 15, 2023 if not paid by then) and $25.0 million by September 15, 2023 (inclusive of the $20.0 million by June 15, 2023 if not paid by then) to the Blue Torch Lenders. Thereafter, the Company covenanted to quarterly payments on the term loan of approximately $0.7 million starting December 31, 2023. The amendment also revised the maturity date of the Blue Torch Credit Facility from May 27, 2026 to January 1, 2025 and revised the interest provisions to remove the step-down in interest rate based on the Company’s total leverage ratio. Interest is paid monthly for both loans and is calculated based on the Adjusted Term SOFR (the three-month Term Secured Overnight Financing Rate, plus 0.26161%) plus a margin of 9.0% annually. Under default, the Company is required to pay interest monthly at a Reference Rate (as defined in the Blue Torch Credit Facility) plus a margin of 8% plus a 2% post-default margin. Interest on each loan is payable on the last day of the then effective interest period applicable to such loan and at maturity. The revolving credit facility will bear a 2.0% annual usage fee on any undrawn portion of the facility. In connection with Amendment No. 4, the Company agreed to pay the administrative agent a fee equal to $6.0 million, which was paid in kind by adding such amount to the outstanding principal of the term loan. In addition, if the Company fails to repay the respective aggregate principal amounts on or prior to April 15, 2023, June 15, 2023 and September 15, 2023, a failed payment fee equal to $4.0 million, $2.0 million and $3.0 million, respectively, would be paid in kind by adding such fee to the outstanding principal of the term loan. If we meet these payments when due, which have not been met for April 15, 2023 and June 15, 2023 as noted below, then no fee would be added to the outstanding principal. Failure to make these payments would constitute an event of default but will not result in the ability of the administrative agent to accelerate indebtedness under the Blue Torch Credit Facility. Amendment No. 4 also required the Company to engage both a financial advisor to support the Company’s capital raising needs and an operational advisor to conduct a formal assessment of the Company’s financial performance, in both cases on terms reasonable acceptable to Blue Torch. Lastly, Amendment No.4 granted a waiver for certain financial covenants as of December 31, 2022 and reset the covenant requirements for future periods. This amendment was determined to substantially alter the Blue Torch Credit Facility such that extinguishment accounting was applied. The Company recognized a $0.7 million debt discount and a loss on debt extinguishment of $10.2 million for the three months ended March 31, 2023. The Company recognized $1.1 million in debt issuance costs with the amendment.

The Company defaulted in making the March 31, 2023 interest payment and was not in compliance with our Liquidity and our Accounts Payable aging covenants, which constituted an event of default under the Blue Torch Credit Facility. On April 15, 2023, the Company did not pay the $15.0 million principal payment due by April 15, 2023 and thus $4.0 million in fees was added to the outstanding principal balance. On April 18, 2023, the Company entered into forbearance agreements regarding the Blue Torch Credit Facility and Second Lien Facility. Pursuant to the forbearance terms, the lenders agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies (other than certain limited remedies, such as continuing to accrue applicable default interest) under the loans until May 10, 2023 (which was subsequently extended to May 19, 2023, and then further extended to May 26, 2023), or earlier in the event of non-compliance with certain representations, covenants and other requirements, all subject to the terms and conditions thereof. Such forbearance has not been subsequently extended.

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

On July 17, 2023, the Company entered into amendment No. 6 to the Blue Torch Credit Facility to which the lenders agreed to provide an additional term loan in the amount of $4.6 million. The amendment eliminated the Company's ability to select an interest rate based on Term SOFR, therefore the Company will be subject to a reference rate loan. The rate under a reference rate loan is determined based on the applicable reference rate (8.25% as of the date of the amendment), plus a 8.0% margin, plus a 2.0% Post-Default rate margin .The Company paid an amendment fee of $2.5 million, which was paid in kind by capitalizing such fee and adding the amount to the outstanding principal amount under the Blue Torch Credit Facility.

Furthermore, as contemplated in the forbearance agreements, on April 20, 2023, the Company entered into Amendment No.5 to the Blue Torch Credit Facility that increased the revolver capacity thereunder by $3.0 million. The Company also incurred an additional $1.5 million in lenders fees associated with the forbearance and revolver amendments, of which $1.0 million is refundable if the revolver is paid in full by an agreed upon future date. In addition, the Company capitalized $0.9 million of interest payments not paid by March 31, 2023.
On June 15, 2023, the Company did not pay the $20.0 million principal payment due by June 15, 2023 under the Blue Torch Credit Facility and thus $2.0 million in fees was added to the outstanding principal balance under the Blue Torch Credit Facility.
On July 17, 2023, the Company entered into an additional amendment to the Blue Torch Credit Facility ("Amendment No.6") pursuant to which the lenders agreed to provide an additional term loan in the amount of $4.6 million. Among other amendments to the Blue Torch Credit Facility, Amendment No. 6 eliminated AN Global's ability to select an interest rate based on Term SOFR to apply to the loans thereunder, such that the interest rate applicable to all loans under the Blue Torch Credit Facility will now be determined as follows: the greatest of the following reference rates (a) 2.0% per annum (b) the Federal Funds rate plus 0.5% per annum (c) Adjusted Term SOFR plus 1.0% per annum or (d) the last prime rate quoted by the Wall Street Journal (which was 8.25% per annum as of the date of Amendment No. 6), plus an applicable margin (which is 8.0% per annum for reference rate loans), plus a 2.0% per annum post-default margin. AN Global paid an amendment fee of $2.5 million in connection with Amendment No. 6, which was paid in kind by capitalizing such fee and adding the amount to the outstanding principal amount under the Blue Torch Credit Facility.
The covenants were amended as follows as part of Amendment No. 4:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $150.0 million as of the end of each fiscal month.

Liquidity. As a result of Amendment No. 4, the Company is required to maintain liquidity above $1.0 million through March 24, 2023, above $2.0 million through April 15, 2023, and above $7.0 million at any time thereafter. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
First Lien Leverage Ratio. The First Lien Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any computation period as the ratio of (a) total indebtedness that is secured by a lien on assets which is equal or senior to the loans securing the Blue Torch Credit Facility (other than indebtedness under the Second Lien Facility) to (b) EBITDA for the computation period ending on such day. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Computation Period Ending	Leverage Ratio
June 30, 2023	6.00:1.00
July 31, 2023	5.28:1.00
August 31, 2023	4.51:1.00
September 30, 2023	4.12:1.00
October 31, 2023	3.50:1.00
November 30, 2023	3.14:1.00
December 31, 2023	4.63:1.00
January 31, 2024 and each fiscal month ending thereafter	3.50:1.00
EBITDA. The Company is subject to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023, which is a covenant to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

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

Each Second Lien Lender has the option to convert all or any portion of its outstanding loans, interest and fees into common stock of the Company at any time at the respective conversion prices. On December 27, 2021, Manuel Senderos and Kevin Johnston exercised the conversion options for their respective principal amounts of $4.5 million and $0.2 million, respectively, at the original conversion price of $10.19 per share. See Note 14, Stockholders’ Equity, for additional information. As noted above, on June 15, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans will convert into common stock of the Company at the conversion price of $4.64 per share. As of June 30, 2023, the outstanding principal, interest and fees related to the Nexxus Capital loans was $9.2 million.

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

As described above, the Company defaulted in making the March 31, 2023 interest payment under the Blue Torch Credit Facility and was not in compliance with our Liquidity and our Accounts Payable aging covenants thereunder, which constituted an event of default under the Blue Torch Credit Facility and triggered a cross-default under the Second Lien Facility. On April 18, 2023, the Company entered into a forbearance agreement regarding the Second Lien Facility. Pursuant to the forbearance terms, the lenders under the Second Lien Facility agreed to forbear from accelerating their respective obligations and otherwise exercising any rights and remedies under their loans until May 10, 2023 (and are otherwise not permitted to accelerate the debt until the Blue Torch Credit Facility is paid in full).

On June 15, 2023, the outstanding principal, interest, and fees related to the Nexxus Capital loans automatically converted into 2,163,412 shares of common stock of the Company at a conversion price equal to $4.64 per share.

On June 15, 2023, the Nexxus Capital loans automatically converted into 2,163,412 shares at a conversion price equal to $4.64 per share.

The covenants were amended as follows as part of Amendment No. 6 to the Second Lien Facility:
Revenue. Requires the Company's trailing annual aggregate revenue to exceed $120.0 million as of the end of each fiscal month.
Liquidity. Requires the Company's liquidity to be not less than (i) $0.8 million at any time on or prior to March 24, 2023, (ii) $1.6 million at any time from March 24, 2023 to April 15, 2023, and (iii) $5.6 million at any time after April 15, 2023. Liquidity is defined as the remaining capacity under the Blue Torch Credit Facility plus the total unrestricted cash on hand.
First Lien Leverage Ratio. The First Lien Leverage Ratio applies to the consolidated group and is determined in accordance with US GAAP. It is calculated as of the last day of any computation period as the ratio of (a) total indebtedness that is secured by a lien on assets which is equal or senior to the loans securing the Blue Torch Credit Facility (other than indebtedness under the Second Lien Facility) to (b) EBITDA for the computation period ending on such day. A computation period is any period of four consecutive fiscal quarters for which the last fiscal month ends on a date set forth below.

Computation Period Ending	First Lien Leverage Ratio
June 30, 2023	7.20:1.00
July 31, 2023	6.34:1.00
August 31, 2023	5.41:1.00
September 30, 2023	4.94:1.00
October 31, 2023	4.20:1.00
November 30, 2023	3.77:1.00
December 31, 2023	5.56:1.00
January 31, 2024 and each fiscal quarter ending thereafter	4.20:1.00
EBITDA. The Company is subject to an additional covenant as a result of the failure to make the $15.0 million payment under Amendment No. 4 of the Blue Torch Credit Facility by April 15, 2023, which is a covenant to maintain a minimum EBITDA. The Company is required to maintain a 12-month trailing EBITDA of at least the following for each fiscal month end.

Computation Period Ending	EBITDA
June 30, 2023	8,485,600
July 31, 2023	9,618,400
August 31, 2023	11,244,000
September 30, 2023	12,332,000
October 31, 2023	14,493,600
November 30, 2023	16,179,200
December 31, 2023 and each fiscal month end thereafter	10,965,600
AGS Subordinated Promissory Note

On June 24, 2021, the Company entered into a subordinated promissory note with AGS Group LLC (“AGS Group”) for a principal amount of $0.7 million (the "AGS Subordinated Promissory Note"). The principal amount outstanding under the AGS Subordinated Promissory Note matured on December 20, 2021 (“Original Maturity Date”) and was extended until May 19, 2022. On August 4, 2022, the Company entered into another amendment to further extend the maturity date of the AGS Subordinated Promissory Note to January 31, 2023 ("January 2023 Maturity Date"). Interest is due and payable in arrears on the Original Maturity Date at a 14.0% per annum until and including December 20, 2021 and at 20.0% per annum from the Original Maturity Date to the January 2023 Maturity Date calculated on the actual number of days elapsed.

On January 31, 2023, the AGS Subordinated Promissory Note was cancelled in full and restated for a principal amount of $0.8 million with accrued interest of $0.1 million. The outstanding principal and interest matured on March 31, 2023 (the "Extended Maturity Date"). In addition, the Company also agreed to the issuance of common stock of the Company with a value of approximately $1.8 million, equal to approximately two times the then-outstanding principal and interest under the AGS Subordinated Promissory Note. On February 10, 2023, the Company issued 414,367 shares of common stock to AGS Group to serve as collateral. Upon the earlier of the Extended Maturity Date or the occurrence of an event of default, AGS Group may sell those shares and apply 100% of the net proceeds therefrom to repay the AGS Subordinated Promissory Note. If the net proceeds from sales of the shares exceed the indebtedness owed by the Company, AGS Group shall remit such excess cash proceeds to the Company. Upon payment in full of the AGS Subordinated Promissory Note in cash by us or through sales of the shares by AGS Group, AGS Group shall return any of the unsold shares to the Company.
Under the terms of the Blue Torch Credit Facility and the Second Lien Facility, the Company may only repay the AGS Subordinated Promissory Note with the proceeds of an equity issuance, and then only if the total leverage ratio is 2.50 to 1.00 or less and the Company is in compliance with all financial covenants and no event of default has occurred and is continuing under the Blue Torch Credit Facility and the Second Lien Facility. The Company has entered into a letter agreement with AGS Group to provide that a failure to pay such indebtedness will not be deemed an event of default. As of June 30, 2023, the Company has not yet paid the AGS Subordinated Promissory Note due to conditions of the Blue Torch Credit Facility.
Exitus Capital Subordinated Debt

On July 26, 2021, the Company agreed with existing lenders and Exitus Capital, S.A.P.I. de C.V. (“Exitus Capital”) to enter into a zero-coupon subordinated loan agreement with Exitus Capital in an aggregate principal amount equal to $3.7 million (the “Exitus Capital Subordinated Debt”). Net loan proceeds totaled $3.2 million, net of $0.5 million in debt discount. No periodic interest payments are currently required and the loan was due on January 26, 2022, with an option to extend for up to two additional six month terms. On January 25, 2022 and July 26, 2022, the Company exercised its option to extend the loan an additional six months, recognizing an additional $0.5 million debt issuance costs related to each loan extension.

On January 26, 2023, the Company entered into an amendment to extend the maturity date of the Exitus Capital Subordinated Debt from January 26, 2023 to July 27, 2023. In addition, the Company paid approximately $1.1 million of the principal amount of the Exitus Capital Subordinated Debt on January 27, 2023, plus a fee of approximately $0.4 million. On February 27, 2023 the Company paid an additional $1 million of the principal. The remaining principal of approximately $1.6 million was due and payable on the new maturity date of July 27, 2023. In addition, on January 31, 2023, the Company agreed to the issuance of common stock of the Company with a value of approximately $5.2 million, equal to approximately two times the then-current outstanding principal amount of the Exitus Capital Subordinated Debt. On February 10, 2023, the Company issued 1,207,712 shares of common stock to serve as collateral. The Company is obligated to issue additional shares to Exitus Capital from time to time if the value of the shares held by them is less than two times the outstanding principal amount of the loan. As of July 27, 2023, the remaining balance of the Exitus Capital Subordinated Debt was not repaid to Exitus Capital due to existing contractual restrictions in the Company's secured credit facilities and a related subordination agreement that prohibit payments by the Company and its subsidiaries in respect of subordinated debt, which failure to pay resulted in an event of default (under the cross-default provision) under the Blue Torch Credit Facility and the Second Lien Facility. As a result, Exitus Capital may be able to sell those shares and apply up to 100% of the net proceeds therefrom to repay the Exitus Capital Subordinated Debt.
Although a failure to pay Exitus Capital is a cross-default under both the Blue Torch Credit Facility and Second Lien Facility, it does not allow either of the Blue Torch or Second Lien Lenders to accelerate indebtedness due under their respective loans unless Exitus Capital accelerates the amounts due to it.
The Company's default status on the Blue Torch Credit Facility also triggered a cross-default on the Exitus Capital Subordinated Debt.
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

Cash Flows
The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$969	$(8,495)
Net cash used in investing activities	(892)	(394)
Net cash (used in) provided by financing activities	(4,614)	11,538
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 decreased by approximately $9.5 million to $1.0 million earned from $(8.5) million used for the six months ended June 30, 2022. The increase was mainly driven by an increase of $23.8 million resulting from changes in our operating assets and liabilities and an increase of $33.6 million in non-cash items offset by an increase of $47.9 million in net loss.
The increase of $23.8 million resulting from changes in our operating assets and liabilities was primarily driven by (i) a decrease of $9.0 million in accounts receivable, (ii) an increase of $4.1 million in accrued liabilities, (iii) an increase of $12.9 million in accounts payable, (iv) a $0.4 million reduction in operating lease payments, (v) an increase of $0.4 million in income taxes payable (vi) and an increase of $0.4 million in prepaid assets and guarantee deposits offset by (i) an increase of $2.7 million in current VAT receivables and other taxes payable and (ii) a decrease of $0.7 million in deferred revenues.
The increase of $33.6 million in non-cash items was driven by (i) a $3.9 million increase on loss on debt extinguishment, (ii) an increase of $19.1 million from impairment charges, (iii) an increase of $0.7 million in accretion of convertible notes, (iv) a $7.3 million decrease on gain on the forgiveness of PPP loan, (v) a $0.1 million increase on provision for bad debt expense, (vi) a $10.3 million increase in capitalized Blue Torch Credit Facility fees and interests, (vii) a $0.3 million increase in depreciation and amortization expense, and (viii) an increase of $4.1 million of amortization of debt issuance costs offset by (i) the increase on gain on embedded derivatives of $4.1 million, (ii) the decrease in right of use asset amortization of $1.0 million, (iii) a decrease of $3.2 million in foreign currency remeasurement, (iv) a $0.8 million decrease in deferred taxes and (v) an increase of $3.1 million on the change of warrant liabilities.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 increased approximately $0.5 million to $0.9 million from $0.4 million for the six months ended June 30, 2022 as a result of an increase in capital expenditures.
Financing Activities
Net cash used in (provided by) financing activities for the six months ended June 30, 2023 decreased $16.2 million to $4.6 million used in 2023 from $11.5 million for the six months ended June 30, 2022. The decrease in net cash used (provided by) was primarily driven by (i) a decrease of $55.0 million in borrowings offset by (i) a decrease in repayment of borrowings of $32.2 million, (ii) a decrease of $6.5 million in payments for debt issuance costs, and (iii) an increase of $0.1 million in finance lease payments.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2023:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt and Note Payable obligations	$105,359	$94,528	$10,831	$—	$—
Finance lease obligations	445	123	322	—	—
Operating lease obligations	3,863	889	2,974	—	—
Total	$109,667	$95,540	$14,127	$—	$—

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
Reclassification

The Company has reclassified prior period costs from cost of revenue to selling, general and administrative expenses related to personnel that provide non-billable, administrative services to our clients. Amounts reclassified were $0.6 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and $0.6 million for the three-month period ended March 31, 2023 within the six month period ended June 30, 2023. This reclassification had no effect on the reported results of operations or cash flows.
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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the proper application of accounting policies with respect to the implications of the current events of default related to our First and Second Lien Facilities and related refinancing efforts.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
For the quarter ended June 30, 2023, management identified the following control deficiency that constitute a material weakness in our internal control over financial reporting as of June 30, 2023, and has concluded that it remains un-remediated:
•We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, specifically in connection with our control to analyze the technical accounting impacts of debt-related transactions on our financial statements.
This material weakness did not result in a material misstatement to the financial statements.
Notwithstanding this material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our condensed consolidated financial statements in this Quarterly Report present fairly, and in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Status of Remediation Efforts for the Un-remediated Material Weaknesses
We are enhancing and implementing new processes, controls, and systems to strengthen our internal control over financial reporting. After we operate the newly implemented controls for a sufficient time-period, we expect that the remediation of the control environment material weakness will be completed.

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

Other than as set forth below, there have been no material changes to the Company's risk factors since the such Form 10-K, as supplemented by risk factors disclosed in our Current Report on Form 10-Q for the quarter ended March 31, 2023.

Our continuing payment and covenant compliance defaults, cross-defaults and expired forbearances under our principal financing agreements and the insufficiency of our cash flows from operating activities to service our substantial indebtedness and other obligations, have had and will continue to have a material adverse effect on our business, financial condition, results of operations and prospects and could result in us having to seek bankruptcy protection.

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
We also defaulted in making the March 31, 2023, interest payment, and were not in compliance with our liquidity and accounts payable aging covenants, under the Blue Torch Credit Facility. The foregoing constituted events of default under the

Blue Torch Credit Facility and cross-defaults under the Second Lien Facility, and collectively required a reclassification to our total current portion of long-term debt from $37.2 million as of December 31, 2022, to $84.6 million as of March 31, 2023. Although we previously entered into successive forbearance agreements regarding the Blue Torch Credit Facility and Second Lien Facility, all such agreements have expired and Blue Torch may at any time accelerate our obligations and otherwise exercise any rights and remedies under its loan agreements, particularly as Blue Torch has advised us that it will not enter into further forbearance arrangements. Under these circumstances, we have considered that we may have to seek bankruptcy protection.
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
The Company has pursued several strategies with two nationally recognized financial advisors engaged in various roles. These strategies have included or may include, but are not limited to, seeking private equity financing, restructuring our debt, seeking for strategic merger and acquisition alternatives, and restructuring operations to increase revenues and decrease expenses. These financial advisors have, among other efforts, completed broad merger and acquisition searches, following which the Company is in continuing discussions with a few possible candidates. Yet another financial advisor is in the process of a broad search for new debt financing and is in early stages of discussions with prospective sources. However, given the Company's performance and circumstances, in addition to the impact of the economic downturn on the U.S. and global financial markets, the Company has not reached agreement with any merger and acquisition counterparty to date nor made significant progress with any new lenders and there can be no assurance that any such agreement with any counterparty or new loan agreement will be reached or that, if reached, will be on favorable terms or successfully concluded. As such, there can be no assurance that the Company will be able to obtain additional liquidity under acceptable terms, if at all. Our ability to continue as a going concern will require us to obtain such additional funding. Based on our current operating plans and existing working capital as of June 30, 2023, our current liquidity is not sufficient to fund operations in the near term. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing is needed by us to fund our operations and to continue to explore strategic alternatives in the near term. It is very difficult to project our current monthly cash burn rate given the transitional status of the Company as we explore strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the continuing loss of confidence by investors and employees. Obtaining additional financing contains risks, including that additional equity financing may not be available to us on satisfactory terms and that we may need to seek bankruptcy protection in the near term.

Tax authorities may examine or audit our tax returns, disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

We are subject to the continuous examination of our tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our business, financial condition, results of operations and prospects. For example, as a result of examinations by applicable tax authorities, we may be subject to an indirect tax liability relating to our previous acquisition of 4th Source and may have a contingent sales tax obligation in Tennessee which in aggregate total approximately $70,000 and each of which, if applicable, we anticipate paying in the second half of 2023.

In addition, U.S. state and local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from using our services or otherwise harm our business, financial condition, results of operations and prospects. . For example, our subsidiaries have been audited by the Mexican tax authorities and received assessments with respect to income tax, value added taxes, penalties and interest in significant amounts that we believe, based on the advice of our outside tax advisors engaged in the matters, are over-zealous, excessive and unsupportable. With the assistance of such tax advisors, we continue to address these audits and pursue all available administrative or legal remedies for a favorable resolution. Although such tax advisors have advised us that the risk to us of these assessments is low, there can be no assurances that these assessments, which currently significantly exceed our available financial resources, will be favorably resolved and not have a material adverse effect on us. We regularly assess our returns for possible additional value added or other tax liability.
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
10.1+
Amendment No. 6 to Financing Agreement, dated as of July 17, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2023).

10.3
Amendment No. 2 to the Forbearance Agreement dated as of May 19, 2023, by and between AgileThought, Inc., and AN Global LLC, the financial institutions party thereto as lenders, and Blue Torch Finance LLC as administrative agent and collateral agent

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
Dated: August 14, 2023

AGILETHOUGHT, INC.

By:	/s/ Carolyne Cesar
Carolyne Cesar
Chief Financial Officer